Form 10-K
period 1994-01-31
LDI CORP
filed 1994-05-03
CIK 814500

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended January 31, 1994
                                   ----------------
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         Commission file number 0-15994
                                -------
                                LDI CORPORATION
                                ---------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                   31-1179824
- ---------------------------------      -------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


1375 EAST NINTH ST., CLEVELAND, OHIO                   44114
- ----------------------------------------     ----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (216) 687-0100
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None     Name of each exchange on which registered:________
                     ----
Securities registered pursuant to Section 12 (g) of the Act:

         Common Stock $.01                 par value
                                        ----------------
                                        (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes__X__         No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1994 was $22,371,317.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 31, 1994 was 6,727,457.


                      Documents Incorporated by Reference
                      -----------------------------------
Portions of the Registrant's Proxy Statement for use at the Annual Meeting of Stockholders to be held on a date yet to be determined are incorporated by reference in Part III hereof.

                                     PART I

ITEM I.          BUSINESS

         The Company was organized in 1972 as Leasing Dynamics, Inc., an Ohio Corporation, by Robert S. Kendall, Michael R. Kennedy and Thomas A. Cutter (the "Founders"). In October 1986, LDI Corporation, a Delaware corporation, became a holding company for Leasing Dynamics, Inc. and certain of its affiliated corporations. In April 1991, the Company completed an internal realignment pursuant to which most of its subsidiaries were merged into the Company pursuant to applicable parent-subsidiary merger statutes. The principal purposes of that merger were to reduce administrative and other costs and to simplify the tax filings of the Company.

         During the year ended January 1994, the Board of Directors determined the need to commence preparation of a new long-term strategic business plan for the Company. The plan includes the sale or other divestiture of certain product lines and non-strategic businesses, the consolidation of facilities and other measures to increase the Company's overall profitability. The plan is discussed in more detail below, in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes to Consolidated Financial Statements.

         All references herein to the "Company," "LDI" or the "Registrant" refer to LDI Corporation and its subsidiaries, unless the context otherwise requires.

GENERAL

         Through January 31, 1994, LDI was a broadly based technology integration company. The Company distributed and remarketed a wide variety of information processing and communication equipment, including mainframe and mid-range computers, telecommunications systems, personal computers, point-of-sale systems, local area networks, medical equipment and selected high technology and other capital equipment produced by many manufacturers. LDI also provided a comprehensive range of technical support services associated with such equipment, including engineering, systems integration, network design, maintenance, refurbishment and disaster recovery services.

         The Company's operations were managed in two groups: the Leasing Services Group and the Technology Distribution Group. LDI's Leasing Services Group provided customers with mainframe and mid-range data processing systems, telecommunications products, and selected high technology and other capital equipment, through sale and lease transactions, together with technical services. LDI's Technology Distribution Group engaged in the distribution and servicing, including systems integration, of personal computers and related products directly to corporate customers and through its three computer superstores; and provided computer maintenance.

         Following implementation of the strategic plan, LDI's core business will consist of equipment leasing and the related services of maintenance and technical support for computers and other high-technology equipment and short-term personal computer (PC) rentals.

LEASING SERVICES

        LDI provides customers with a wide range of new and used mainframe and mid-range central processing units, peripherals, and telecommunications equipment produced by a number of major manufacturers, including IBM, Amdahl, Unisys, DEC, AT&T and Rolm. LDI also provides selected high-technology equipment, such as medical diagnostic equipment, and other capital equipment.
By emphasizing a full range of products of many manufacturers, LDI maximizes its leasing and sale opportunities while mitigating its risk through a diversified lease portfolio.

         Ongoing market dynamics, such as the continued decline in demand for mainframe computer equipment, have prompted a shift to smaller systems, peripheral equipment, and related services to meet the changing needs of customers. Recognizing this, LDI over the past several years has forged new and stronger links in mid-range systems and peripheral devices, integrated network computing and cross-platform systems integration.

         Even though LDI has shifted growth emphasis to other product lines, it recognizes that the mainframe will continue to be used, sometimes in new and different roles. In the near term, logic and economics dictate that many organizations will continue to use mainframe systems for certain processing-intensive functions. Also, these systems are becoming primary back-up devices for information storage.

         LDI's customers are medium to large corporations and other organizations that have significant information processing and telecommunications needs that meet the Company's credit standards. LDI's principal objective is to selectively engage in lease transactions with customers whose creditworthiness permits the Company to maximize the use of long-term nonrecourse financing. No customer accounts for more than 5% of the Company's total revenues and the Company does not believe that it is dependent on any single customer.

        LDI's equipment lease terms generally range from monthly to seven years, with information processing and telecommunications equipment leases typically from two to five years. The majority of the Company's leases are capital leases. Capital leases have less risk than shorter-term operating leases, since a higher percentage of the cost of the equipment is returned in the form of rental receipts during the initial lease. Substantially all leases are noncancellable and place the risk of damage to the equipment on the lessee. Approximately one-half of the dollar amount of LDI's lease portfolio is comprised of small and medium-size transactions ranging from $50,000 to $200,000. Lessees typically use a significant amount of high-technology equipment and have multiple capital leases with the Company with varying expiration dates. The Company intends to be very selective in its marketing effort for large system transactions with new customers.

         Approximately 70% of LDI's lease portfolio turns over prior to expiration of the initial lease term. This turnover is generally due to customers' desires to upgrade, add to, relocate or otherwise enhance the original equipment configuration. Such activity often results in a profitable opportunity to extend or renew the lease term in a much less competitive environment.

         The Company purchases new equipment directly from the manufacturer and obtains used equipment from its customer base and from the nationwide secondary market for used data processing and telecommunications equipment. LDI's active presence in this secondary market, coupled with its large portfolio of equipment under lease and its technical capabilities to upgrade and refurbish used equipment, provide the Company with a competitive advantage. LDI can quickly and cost-effectively custom tailor systems by combining new and used equipment configurations at competitive prices. Similarly, the company is often able to facilitate new lease or sale transactions by either buying, remarketing, or trading a prospective customer's existing equipment.
Management believes that the Company's ability to fully integrate high-technology products and services represents a significant competitive advantage and is a key strength which differentiates it from competitors.

LDI's marketing activities historically have been directed toward the Midwest and Northeast, although it has equipment on lease throughout the United States. As of April 30, 1994, LDI employed leasing services sales representatives in sales offices located in the following metropolitan areas: Boston, Cincinnati, Cleveland, Columbus, Dallas, Detroit, New York and Syracuse. The sales representatives market the Company's services primarily through personal or telephone sales calls, direct mailing and limited advertising.

TECHNICAL SERVICES


        LDI provides maintenance and other technical support services for information processing, personal computers, point-of-sale and telecommunications equipment produced by many manufacturers. Because LDI can service and maintain a wide variety of technology equipment it distributes, the Company believes it has a competitive advantage over equipment service providers that service the equipment of only one manufacturer. The operation provides technical services at the customer's facility and from its four technical centers. The largest of these technical centers is located in Cleveland, Ohio at LDI's 150,000 square-foot Technical Center. The other technical centers are located in Columbus and Cincinnati, Ohio; and Detroit, Michigan. Service programs provided by the Group include on-site contract maintenance, depot maintenance, and time and materials contracts tailored to accommodate the needs of particular customers. Qualified technicians and engineers are available twenty-four hours a day, seven days a week. In addition, LDI provides advanced engineering services and high-technology diagnostic and repair services. LDI's strategy is to emphasize its technical services as part of the broad spectrum of services it can provide to its customers. Accordingly, LDI continues to integrate its marketing of technical support services with its sales and leasing activities.

         As of January 31, 1994, the Company employed 197 persons as part of its technical services organization, including 107 field engineers and service technicians. Certain technicians perform on-site repair and maintenance services for mainframe central processing units or larger peripheral equipment. Other technicians perform service functions at the Company's technical centers on other types of equipment, including personal computers, telecommunications equipment and point-of-sale equipment. Because of LDI's active participation in the secondary market for used data processing equipment, it is often able to supply a customer with replacement equipment while repairing the customer's equipment, particularly with respect to personal computers, terminals and peripheral equipment.

         LDI refurbishes used information processing, telecommunications and other electronic equipment in connection with its remarketing activities and also contracts to refurbish used equipment for others. The refurbishing activities may include enhancing existing computer equipment by adding features that make systems more powerful or capable of performing additional computer applications. The Company believes that these refurbishing capabilities contribute to LDI's ability to profitably remarket used equipment and are an important component of LDI's objective of developing long-term relationships with its customers by meeting their high-technology equipment needs and differentiates it from competitors.

PERSONAL COMPUTER (PC) RENTALS

        LDI provides short and intermediate term rentals of personal computers, peripherals and software to corporate customers nationwide. LDI rents desktop and notebook computers sourced from leading manufacturers such as IBM, Compaq, Dell, AST and Apple. Printers rented include those manufactured by Hewlett Packard, Epson and Apple. Other products rented include scanners, plotters, data projection equipment, CD ROM, large screen monitors and external hard drives. LDI is one of the few computer rental companies authorized to rent Microsoft software.

         LDI provides computer rentals in the following seven locations, primarily in the Midwest and South: Cleveland, Chicago, Detroit, Dallas, Atlanta, Cincinnati and Houston. Rentals has adopted a full service strategy which includes having local inventory and technicians at each office location thus enabling LDI to provide same day delivery, installation and service. This full-service strategy differentiates LDI from the majority of its competition who primarily provide box shipping services.

         LDI's customer base is generally within the geographic area in which it has its rental offices. It's target customers include rapidly growing companies, service companies such as financial, accounting, engineering and consulting firms, and companies which have a large installed base of personal computers. Customers rent personal computers for many reasons including access to new technology, special projects, peak work loads, training and minimizing long term capital expenditures. LDI markets its services primarily through Yellow Pages advertising, telemarketing and outside sales representatives calling on Fortune 1,000 companies. At January 31, 1994, the Company employed 40 persons in its personal computer rentals operation.

CORE BUSINESS REVENUES AND ASSETS


        Revenues and assets of LDI's core business of leasing,
maintenance and technical services and personal computer rentals for the year ended January 31, 1994 are as follows:
                                         (In  Millions)
                                         --------------
                                         Revenues                         $ 199.2             59% (A)

                                         Assets                           $ 537.0             91% (A)

(A) % of Consolidated amounts including discontinued operations.

BUSINESS RECOVERY SERVICES

        Effective May 1, 1993, the Company consummated an agreement forming a marketing relationship with SunGard Recovery Services Inc. to market business recovery services nationwide. Under the terms of the Agreement, SunGard assumed the responsibility for providing business recovery services for the Company's existing subscribers and operate the Company's two business recovery centers in Cleveland and Detroit. The association with SunGard permits LDI's customers to enhance their current services and allows LDI to expand its recovery offerings on a national level.


COMPETITION

        The information processing industry is fragmented and characterized by many different, but related, markets. The Company competes in a number of these markets with many different competitors. In the mainframe and mid-range computer equipment leasing business, the Company competes with equipment manufacturers, leasing companies and large financial institutions, many of which are substantially larger than the Company and possess significantly greater capital. Among those are IBM Credit Corporation, General Electric Capital
Corporation and Comdisco, Inc.    In the technical support services marketplace,
the Company competes with equipment manufacturers as well as several large technical organizations. For computer rentals, primary competition comes from companies offering computer rentals on a national basis. These include GE Rental/Lease, AT&T and Personal Computer Rentals (PCR).

DISCONTINUED AND NON-STRATEGIC BUSINESSES

         Prior to the strategic realignment LDI also engaged in the distribution of personal computers and related peripherals through direct sales to corporate customers and retail sales through its computer superstores and computer outlet stores.

         During 1992 and 1993 the two dominant realities of the PC market were intense price competition among manufacturers and the rapid move to Intel 486 and similar processor technology. Overall price levels in the PC market have declined approximately 45% during this period. While gross margin percentages remained relatively constant, the decrease in margins in absolute dollars put intense pressure on regional-based distributors such as LDI to maintain sales volume and profitability levels. The continued price erosion coupled with new entrants in the retail PC business led the Company to decide that the financial returns in these marketplaces would not be acceptable.

         As a complement to its end user marketing, LDI also engaged in the direct catalog marketing of telecommunications equipment, components and accessories related to data communications. LDI also offered small to medium-sized specialty retailers turnkey PC-based point-of-sale installations with complete engineering, software system design and technical support services.

         The direct catalog marketing and PC-based point-of-sale businesses have also been affected by the changes in the PC market in the past two years. In addition, the limited size and market share of these operations influenced management's decision to exit these businesses.

         The businesses LDI has identified as discontinued or non-strategic are generally characterized as being transactional in nature, commodity oriented and not conducive to building long-term customer relationships. These attributes have translated into low-margin, low- return businesses which do not match LDI's new strategy. LDI is focusing on a core business emphasizing exceptional customer service, building long-term relationships with customers and providing value-added services that can translate into higher margins and acceptable financial returns. These core business attributes, in conjunction with the proposed facilities consolidation and other cost saving measures, are expected to result in higher margins and financial returns after the strategic plan is completely implemented.

EMPLOYEES

         As of January 31, 1994, the Company employed a total of 890 persons. The ongoing core business expects to have approximately 400 employees subsequent to completion of the Plan's implementation by the third quarter of 1994.

ITEM 2.          PROPERTIES

         The Company's executive offices are located in approximately 8,000 square feet of leased space in downtown Cleveland. The Company's principal leasing and corporate operations occupy approximately 75,000 square feet of space in an office building located in Westlake, Ohio, a Cleveland suburb.
This property, which was acquired by the Company in August 1989, is held by the LDI Realty Trust, a trust formed for the benefit of the Company of which LDI Realty Corp., an Ohio corporation and a wholly owned subsidiary of the Company, is Trustee. The Company's maintenance and technical support operations are located in approximately 150,000 square feet of space at the Company's Technology Center in Cleveland. The Company leases approximately 72,000 square feet of office and warehouse space in Solon, Ohio, a Cleveland suburb, from NCP, Ltd., a limited partnership of which the Founders, Jay J. Ross, a Senior Vice President of the Company and Jerry E. Kish, Executive Vice President of
the Company, are the general partners.    This space houses the Company's PC
sales and distribution operations and houses one of the business recovery centers operated by SunGard Recovery Services Inc. The Company's three "LDI Computer Superstores" occupy approximately 100,000 square feet of space in their two suburban Cleveland, Ohio locations and one suburban Pittsburgh location. The Company also leases or owns other sales offices and maintenance centers in various locations throughout the United States.

         As part of its strategic plan the Company's executive offices and leasing and corporate operations will be transferred to its Technology Center. The Company plans to sell its Westlake facility and vacate its leased downtown Cleveland offices in 1994. All of the Company's operations housed in its Solon facility, along with the three computer superstores, have been identified as discontinued or non- strategic businesses. The Company intends to transfer its lease of the Solon facility to buyers of these operations and either vacate or sell its computer superstore facilities.

         The Company believes that its remaining offices and facilities are adequately insured and sufficient to service their present purposes.

ITEM 3.          LEGAL PROCEEDINGS

         There are no pending legal proceedings which require disclosure pursuant to Item 103 of Regulation S-K.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF REGISTRANT

         There is hereby incorporated by reference the information with respect to executive officers of LDI Corporation and its subsidiaries set forth in Item 10 of this Annual Report on Form 10-K.

                                    Part II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

             The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol LDIC. The following schedule sets forth, for the periods indicated, the range of the high and low sales prices on the NASDAQ National Market System.

         Fiscal Year Ended
         January 31, 1993                            High          Low
- ----------------------------------------            ------        ------
First Quarter (ended April 30)                      $15.25        $11.25
Second Quarter (ended July 31)                       12.50          9.63
Third Quarter (ended October 31)                     10.25          6.00
Fourth Quarter (ended January 31)                     9.00          6.50

Fiscal Year Ended
January 31, 1994                                     High          Low
- ----------------------------------------            ------        ------
First Quarter (ended April 30)                        7.75          6.25
Second Quarter (ended July 31)                        8.00          7.00
Third Quarter (ended October 31)                      8.25          7.13
Fourth Quarter (ended January 31)                     8.13          6.25

       As of April 25, 1994, the Company's common stock was held by 544 stockholders of record.

       During the year ended January 31, 1994, the Company paid quarterly cash dividends on its common stock of $.04 per share.

       The Company is subject to restrictions on the payment of cash dividends under the covenants of certain of its financing agreements. Under these covenants, there were no retained earnings available at January 31, 1994 for the future payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

       The following schedule sets forth selected consolidated financial data regarding the Company for the periods indicated, derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of and for each of the five years in the period ended January 31, 1994 have been audited by Deloitte & Touche, the Company's independent public accountants. The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" appearing in Item 7 of this report and the Company's consolidated financial statements and notes thereto appearing in Item
8 of the report.

                                                                  (Dollars in thousands, except per share data)
Earnings Statement Data:                                                     Year Ended January 31
                                                   -------------------------------------------------------------------------
                                                     1990            1991            1992            1993            1994
                                                   --------        --------        --------        --------         --------
Revenues:
   Leasing  . . . . . . . . . . . . . . . .        $276,681        $292,806        $262,695        $199,113         $156,606
   Direct sales   . . . . . . . . . . . . .          60,271          57,606          58,456          82,113           94,852
   Technical services . . . . . . . . . . .          15,144          17,831          18,864          18,240           16,127
   Equity in earnings of 50% owned affiliate              -               -               -             101              733
   Other  . . . . . . . . . . . . . . . . .           1,986           1,237           1,980           4,098            3,593
                                                   --------        --------        --------        --------         --------
   TOTAL  . . . . . . . . . . . . . . . . .         354,082         369,480         341,995         303,665          271,911
                                                   --------        --------        --------        --------         --------
Costs and Expenses:
   Leasing  . . . . . . . . . . . . . . . .         208,925         209,920         174,676         130,175          121,961
   Direct sales   . . . . . . . . . . . . .          53,182          48,494          50,441          70,637           82,135
   Technical services . . . . . . . . . . .           9,315          11,822          12,274          12,751           11,096
   Interest   . . . . . . . . . . . . . . .          35,542          49,296          49,746          41,685           33,446
   Selling, general and administrative  . .          33,472          34,063          38,136          37,406           42,209
   Restructuring charges  . . . . . . . . .               -               -               -               -            6,641
                                                   --------        --------        --------        --------         --------
   TOTAL  . . . . . . . . . . . . . . . . .         340,436         353,595         325,273         292,654          297,488
                                                   --------        --------        --------        --------         --------
Earnings (loss) from continuing operations
   before income taxes  . . . . . . . . . .          13,646          15,885          16,722          11,011         (25,577)
Income tax expense (benefit)  . . . . . . .           5,045           5,769           6,185           4,240          (9,532)
                                                   --------        --------        --------        --------         --------
Earnings (loss) from continuing operations            8,601          10,116          10,537           6,771         (16,045)
Discontinued operations:
   Earnings (loss) from operations, net
      of tax  . . . . . . . . . . . . . . .               9           (172)           (179)             164          (1,395)
   Provision for loss on disposal, net of tax             -               -               -               -          (7,082)
                                                   --------        --------        --------        --------         --------
Net earnings (loss) . . . . . . . . . . . .          $8,610          $9,944         $10,358          $6,935        $(24,522)
                                                   --------        --------        --------        --------         --------
Earnings (loss) per primary share:
   Continuing operations  . . . . . . . . .           $1.39           $1.50           $1.57           $1.01          $(2.39)
   Discontinued operations  . . . . . . . .               -           (.02)           (.03)             .02           (1.26)
   Net earnings   . . . . . . . . . . . . .           $1.39           $1.48           $1.54           $1.03          $(3.65)

Net earnings per share - fully diluted  . .           $1.39           $1.48           $1.47           $1.01               -
Cash dividends paid per share  . . . . . . . . .          -               -               -               -            $.16

Results of operations for all years prior to the year ended January 31, 1994 have been restated to segregate the results of discontinued operations.



                                                                        (Dollars in thousands)
Balance Sheet Data:                                                          January 31
                                                 -----------------------------------------------------------------------
                                                 1990            1991            1992           1993             1994
                                               --------        --------        --------       --------         --------
Total assets  . . . . . . . . . . . . . .      $607,440        $745,877        $754,455       $688,023         $593,027
Leased assets:
   Sales-type and direct financing leases       460,235         580,785         607,524        512,480          412,561
   Operating leases-net of accumulated
      depreciation  . . . . . . . . . . .        72,022          66,853          40,007         53,092           55,006
Notes payable . . . . . . . . . . . . . .       120,615         164,147         186,031        148,433          148,175
Subordinated notes  . . . . . . . . . . .             -               -          10,000         10,000           10,000
Nonrecourse lease financing . . . . . . .       347,544         426,190         382,443        330,494          296,794
Shareholders' equity  . . . . . . . . . .        69,008          77,866          88,565         95,644           70,084
=======================================================================================================================



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

- ----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED            April 30,   July 31,   Oct. 31,  Jan. 31,     April 30,  July 31,   Oct. 31,    Jan. 31,
                                1992       1992       1992       1993         1993       1993       1993        1994
- ----------------------------------------------------------------------------------------------------------------------
Revenues                       $72,331    $84,690    $80,887    $65,719     $61,644    $64,487    $74,347      $71,433

Gross Profit (Loss)             23,467     22,311     20,829     19,296      19,233     18,859     18,839       (4,538)

Earnings (loss) from
  continuing operations          2,139      2,003      1,443      1,186       1,262      1,512        963      (19,782)
Discontinued Operations
  (net of tax)                    (179)      (146)       172        317         (52)      (239)      (267)      (7,919)
Net earnings (loss)             $1,960     $1,857     $1,615     $1,503      $1,210     $1,273       $696     $(27,701)

Earnings (loss) per share -
primary
 Continuing operations           $ .32      $ .30      $ .21      $ .18       $ .19      $ .22      $ .14       $(2.94)
 Discontinued operations          (.03)      (.02)       .03        .04        (.01)      (.03)      (.04)       (1.18)
 Net earnings                    $ .29      $ .28      $ .24      $ .22       $ .18      $ .19      $ .10       $(4.12)

Net earnings per share -
fully diluted                    $ .28      $ .27      $ .24      $ .22       $ .18      $ .19      $ .10            -

Cash dividends paid per share        -          -          -          -       $ .04      $ .04      $ .04        $ .04


Results of operations for all quarters prior to the quarter ended January 31, 1994 have been restated to segregate the results of discontinued operations. Accordingly, amounts for revenues and gross profit pertain only to continuing operations.

Earnings (loss) from continuing operations for the three months ended January 31, 1994 includes restructuring charges of $6.6 million ($.62 per share, net of tax).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Practices
       Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of the Company's significant accounting practices.

Results of Operations
       The following schedule presents the amounts and relative percentage of total revenues represented by major revenue and expense items for each of the three years in the period ended January 31, 1994.

YEAR ENDED JANUARY 31
- ---------------------------------------               1992                          1993                          1994
(Dollars in Thousands)                        Amount        Percent         Amount        Percent         Amount         Percent
                                             ----------------------        ----------------------        --------------- -------
Revenues:
   Leasing  . . . . . . . . . . . . . .      $262,695          76.8        $199,113          65.6        $156,606           57.6
   Direct sales   . . . . . . . . . . .        58,456          17.1          82,113          27.0          94,852           34.9
   Technical services . . . . . . . . .        18,864           5.5          18,240           6.0          16,127            5.9
   Equity in earnings of 50% owned
      affiliate   . . . . . . . . . . .                                         101                           733            0.3
   Other  . . . . . . . . . . . . . . .         1,980           0.6           4,098           1.4           3,593            1.3
                                             --------        ------        --------         -----        --------          -----
   TOTAL  . . . . . . . . . . . . . . .       341,995         100.0         303,665         100.0         271,911          100.0
                                             --------         -----        --------         -----        --------          -----
Costs and Expenses:
   Leasing  . . . . . . . . . . . . . .       174,676          51.1         130,175          42.9         121,961           44.9
   Direct sales . . . . . . . . . . . .        50,441          14.7          70,637          23.3          82,135           30.2
   Technical services . . . . . . . . .        12,274           3.6          12,751           4.2          11,096            4.1
   Interest   . . . . . . . . . . . . .        49,746          14.5          41,685          13.7          33,446           12.3
   Selling, general and administrative         38,136          11.2          37,406          12.3          42,209           15.5
   Restructuring charges  . . . . . . .                                                                     6,641            2.4
                                             --------         -----        --------         -----        --------          -----
   TOTAL  . . . . . . . . . . . . . . .       325,273          95.1         292,654          96.4         297,488          109.4
                                             --------         -----        --------         -----        --------          -----
Earnings (loss) from continuing
   operations before income taxes   . .        16,722           4.9          11,011           3.6         (25,577)          (9.4)
Income tax expense (benefit)  . . . . .         6,185           1.8           4,240           1.4          (9,532)          (3.5)
                                             --------         -----        --------         -----        --------          -----
Earnings (loss) from continuing
   operations . . . . . . . . . . . . .        10,537           3.1           6,771           2.2         (16,045)          (5.9)
Discontinued operations:
   Earnings (loss) from operations,
      net of tax    . . . . . . . . . .          (179)         (0.1)            164           0.1          (1,395)          (0.5)
   Provision for loss on disposal, net
      of tax  . . . . . . . . . . . . .             -             -               -             -          (7,082)          (2.6)
                                             --------         -----        --------         -----        --------          -----
Net earnings (loss) . . . . . . . . . .       $10,358           3.0         $ 6,935           2.3        $(24,522)          (9.0)
                                             --------         -----        --------         -----        --------          -----

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LEASING:
A summary of the operating results from leasing for the three years ended January 31, 1992-1994 is as follows:

         (In Thousands)                                   1992                1993              1994
- ----------------------------------------------       --------------      -------------      ------------
         Leasing Revenues  . . . . . . . . .              $262,695           $199,113           $156,606
         Cost of Leasing . . . . . . . . . .               174,676            130,175            121,961
                                                     -------------       -------------       ------------
         Gross Leasing Margin  . . . . . . .               $88,019            $68,938            $34,645
         Percent of Revenue  . . . . . . . .                 33.5%              34.6%              22.1%

For the year ended January 31, 1993, leasing revenues decreased 24% from the prior year and for the year ended January 31, 1994, such revenues declined 21%. The principal factor underlying the decline in both years was the ongoing market dynamics which has resulted in a decrease in the demand for large mainframe computer systems, resulting in the Company's strategy to concentrate its marketing activities on mid-range computers and peripherals, communication technologies, RISC-based computer systems, personal computer networks, and related capital equipment. As a result, the average lease transaction size decreased for both years, even though the number of lease transactions increased in the current year.

For the year ended January 31, 1993, gross leasing margin decreased by 22% from the prior year due primarily to the lower lease volume. However, the margin as a percent of revenue improved slightly, primarily as a result of increased finance income on both sales-type and direct financing leases. Repeat business from the installed lease base also improved the margin percent.

For the year ended January 31, 1994, gross leasing margin decreased by 50% from the prior year. This was due primarily to the lower lease volume (in dollars) and to an increase in asset valuation adjustments for additional off-lease equipment items being returned rather than leases being renewed. A few large transactions with below average margins and a decrease of 21% in finance income, resulting from a decline of 17% in the lease base and the lower interest rate environment, also contributed to the margin decrease.

Asset valuation writedowns of off-lease equipment can occur when the lessee elects not to renew, extend, or reconfigure the lease, while lease renewals tend to maintain the in-place value of leased equipment. Leased equipment is recorded at the lower of cost or fair market value when equipment is received from lessees at the end of the lease. During the quarter ended January 31, 1994, several major customers decided not to renew their leases but to negotiate to purchase or return the equipment. The relatively low interest rates added to some customers' incentive to purchase equipment rather than renew their leases. These sales or returns resulted in a $7 million charge. In addition, equipment that was returned as a result of credit and collection-related situations with other customers, resulted in $15 million of off-lease writedowns in the fourth quarter. The majority of these valuation adjustments were caused by credit deterioration of selected lessees. Lease renewal was often not an option to the Company and contested repossession of the equipment resulted in decreased values due to that delayed return of the equipment.

The Company's management believes that the extent of the off-lease writedowns which occurred in the fourth quarter to be unusual and relating to specific situations with certain customers. The Company's 1994 business plan, developed in connection with the overall strategic restructuring plan, estimates that the leasing margin percent will return to its historical range of 30% to 35% of revenues.

DIRECT SALES:
A summary of the operating results from direct sales for the three years ended January 31, 1992-1994 is as follows:

         (In Thousands)                       1992            1993              1994
- ------------------------------------       -----------     ------------     ------------
         Direct Sales  . . . . . .            $58,456          $82,113          $94,852
         Cost of Direct Sales  . .             50,441           70,637           82,135
                                           -----------     ------------     ------------
         Gross Sales Margin  . . .             $8,015          $11,476          $12,717
         Percent of Sales  . . . .              13.7%            14.0%            13.4%

For the year ended January 31, 1993, direct sales increased 40% from the prior year, and, for the year ended January 31, 1994, direct sales increased 16%.
The principal factors underlying the increases in both years were sales of microcomputers and related accessories sold to commercial accounts and sales of new and used computer equipment to retail users and dealers, resulting from higher volumes of equipment coming off-lease. Sales of off-lease mainframe computers were a significant factor in the increased sales of used computer equipment.

For the years ended January 31, 1993 and 1994, gross sales margin (in dollars) increased 43% and 11%, respectively, due primarily to the larger direct sales volume for both years.

TECHNICAL SERVICES:
A summary of the operating results from technical services for the three years ended January 31, 1992-1994 is as follows:

         (In Thousands)                       1992             1993            1994
- ------------------------------------       -----------     ------------     ------------
         Services Revenues . . . .            $18,864          $18,240          $16,127
         Cost of Services  . . . .             12,274           12,751           11,096
                                           -----------     ------------     ------------
         Gross Margin  . . . . . .             $6,590           $5,489           $5,031
         Percent of Revenues . . .              34.9%            30.1%            31.2%


For the year ended January 31, 1993, technical services revenues decreased 3% from the prior year. This was due principally to a decline in the customer base of disaster recovery operations and the sale of Wang maintenance operations as of August 31, 1992, partially offset by increased depot maintenance activity.

For the year ended January 31, 1994, technical services revenues decreased 12% from the prior year. This was primarily due to a decline of $3.1 million in disaster recovery services as a result of an agreement, effective May 1, 1993, to form a strategic marketing relationship with SunGard Recovery Services Inc. The Company's base of business recovery customers and two "hot site" recovery centers were merged into SunGard's operations and are operated by SunGard as part of the agreement. Increased consulting revenues partially offset the decline in services revenues.

For the year ended January 31, 1993, gross margin decreased by 17%.
The margin decline resulted principally from the lower revenues, additional salary and personnel costs relating to consulting activity, and higher fixed costs of disaster recovery operations. For the year ended January 31, 1994, the gross margin declined due to lower revenues, while the margin percentage improvement was due primarily to lower parts costs and increased labor efficiency in maintenance operations, and the absence, beginning in the second quarter of 1993, of disaster recovery operations, which bore higher direct costs per revenue dollar.

INTEREST EXPENSE:
For the years ended January 31, 1993 and 1994, interest expense decreased 16% and 20%, respectively. This resulted primarily from lower interest rates and reductions in the average amount of debt outstanding during both years.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
For the year ended January 31, 1993, selling, general, and administrative expenses decreased by 2%. As a percent of total revenues, such costs increased from 11.2% to 12.3%. Additional marketing, marketing support and administrative expenses incurred in connection with the expansion of the personal computer rental business totaled over $1.8 million. This increase was offset by a decrease in selling, general and administrative expense attributable to other consolidated operations of $2.6 million, or 7%.

For the year ended January 31, 1994, selling, general, and administrative expenses increased by 13%, and, as a percent of total revenues, from 12.3% to 15.5%. The increase was attributable primarily to additional bad debt charges ($4.7 million) resulting from losses for credit and collection-related situations with several customers. Additional marketing, marketing support and administrative expenses incurred in connection with continued expansion of personal computer rental operations also contributed to the increase.

The Company's management believes the facility closing and other cost reduction measures included in the Company's strategic business plan will reduce selling, general and administrative expense for the year ending January 31, 1995.

STRATEGIC BUSINESS PLAN:
During the year ended January 31, 1994, the Company initiated a strategic business plan that includes the sale or other divestiture of certain product lines and non-core businesses, the closing of facilities, and other cost reduction measures to improve the Company's profitability.

The Board of Directors approved the retention of corporate advisors to assist management in the divestiture of non-strategic businesses. The Company expects to complete these divestitures by the end of the third quarter of 1994.

Prior to implementing the plan, the Company engaged in the distribution of personal computers and related peripherals through direct sales to corporate customers and retail sales through its computer superstores and computer outlet stores.

During 1992 and 1993, the two dominant factors in the PC marketplace were intense price competition among manufacturers and the rapid move to Intel 486 and similar processor technology. Overall price levels in the PC market declined, while gross margin percentages remained relatively constant. The decrease in margins in absolute dollars put intense pressure on regional-based distributors such as LDI to maintain sales volume and profitability levels.
The continued price erosion coupled with new entrants in the retail PC business led the Company to decide that the financial returns in these marketplaces would not be acceptable.

As a complement to its end user marketing, the Company also engaged in the direct catalog marketing of telecommunications equipment, components and accessories related to data communications. It also offered to small and medium-size specialty retailers turnkey PC-based point-of-sale installations with complete engineering, software system design and technical support services.

The direct catalog marketing and PC-based point-of-sale businesses have also been affected by the changes in the PC marketplace during the past two years. In addition, the limited size and market share of these operations influenced management's decision to exit these businesses.

The businesses the Company has identified as discontinued or non-strategic can generally be characterized as transactional in nature, commodity oriented and not conducive to building long-term customer relationships. These attributes have translated into low-margin, low-return businesses which do not match the Company's new strategy of focusing on a core business, emphasizing exceptional customer service, building long-term relationships with customers and providing value-added services. These core business attributes, in conjunction with the proposed facilities closing and other cost saving measures, are expected to result in higher margins and financial returns after the strategic plan is completely implemented.

RESTRUCTURING CHARGES:
Under the strategic plan, businesses subject to sale or other divestiture (other than those included in Discontinued Operations) include (1) LDI Retail Services, which provides hardware, software, and system integration for retail chain stores; (2) LDI Computer Systems, which sells microcomputers and related equipment to commercial accounts; (3) SeaTech Communications, a ship-to-shore satellite telecommunications venture; and (4) LDI Canada, Ltd., a leasing subsidiary based in Toronto, Canada.

The estimated cost of implementing the plan is $6.6 million, recorded in the Company's fourth quarter ($4.1 million after-tax, or $.62 per share). The estimated cost includes $4.3 million attributable to disposing of the above businesses, $1.7 million for employee severance and terminations and $0.6 million for closing facilities.

INCOME TAXES:
The effective income tax expense rate for continuing operations increased to 38.5% for the year ended January 31, 1993 compared to 37.0% for the prior year. The lower rate in the prior year resulted principally from the utilization of net operating losses of a pooled subsidiary which benefited that year and previous years.

The Company's effective income tax benefit rate for continuing operations decreased to 37.3% for the year ended January 31, 1994 from a tax expense rate of 38.5% for the prior year, giving effect to the tax rate change.

DISCONTINUED OPERATIONS:
Under the restructuring plan, discontinued segments include (1) LDI Computer Superstores, the retail PC superstores; (2) LDI Computer Outlets, the retail PC
outlet stores; (3) LDI Distribution Supply, a   catalog distribution business
selling PC peripheral equipment and modems; and (4) LDI Open Software, a software distributor company selling UNIX-based systems.

As a result of discontinuing these businesses the Company recorded for its fourth quarter a charge of $11.7 million ($7.1 million after-tax), consisting of $10.8 million for estimated losses during the phase-out period and $0.9 million for employee severance and termination costs.

LIQUIDITY AND CAPITAL RESOURCES:

FINANCIAL POLICIES. Through April, 1994, the Company used a combination of unsecured revolving bank credit, unsecured lines of credit and internally generated cash flow to finance, on an interim basis, the acquisition of equipment for lease or sale. As a result of the strategic actions of the Company, the unsecured revolving bank credit and unsecured lines of credit have been changed to secured facilities expiring at April 30, 1995.

The Company generally finances the present value of the future lease rentals by the assignment of such rentals to banks, insurance companies, or other lenders on a discounted, nonrecourse basis. In this manner, a substantial portion of the equipment cost is financed on a long-term basis and the Company limits its risk, if any, to its equity investment in the equipment.

The Company enters into interest rate swap and cap agreements to manage exposure to changes in interest rates. The swap agreements generally involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts. The notional amount of interest rate swaps outstanding at January 31, 1994 was $142 million with a weighted average interest rate of 5.5%. The agreements have maturities from one to four years.

LIQUIDITY. Liquidity is provided primarily by cash generated from operating activities, which amounted to $227 million and $190 million for the years ended January 31, 1993 and 1994, respectively. Cash flow from operating activities for the year ended January 31, 1994 decreased by $37 million from the prior year due primarily to the reduction in accounts payable balances compared with an increase in the prior year. Cash flow used in investing activities increased by $11 million due primarily to additional purchases of equipment for lease. Cash flow used in financing activities decreased by $54 million due primarily to an increase in revolving and line of credit facilities in the current year ($20 million) compared with a substantial decrease in the prior year ($72 million). This was partially offset by increased cash provided by nonrecourse lease financings ($27 million). The net results were decreases in financing requirements of $12 million, $88 million and $35 million for the years ended January 31, 1992, 1993 and 1994, respectively.

CAPITAL RESOURCES. At January 31, 1994, the Company's revolving and line of credit facilities consisted of a $130 million revolving credit facility with a group of banks and $35 million of additional revolving credit facilities maturing during the year ending January 31, 1995. At January 31, 1994, $130 million was outstanding on these facilities. The revolving credit agreements provided several borrowing options with varying interest rates depending on the mix of borrowing options used.

The Company has established nonrecourse securitized lease financing facilities, consisting of commercial paper and notes, with $135 million of available funding capacity. As of January 31, 1994, $114 million of this amount was utilized. Effective May 1, 1994, one of the financial institutions which issued a $50 million letter of credit for one of the asset-backed financing programs has not extended its letter of credit for new leases financed under this program. Leases already funded will continue to amortize under the existing terms of the agreement. The Company is actively seeking replacement letters of credit as well as discussing the extension of the letter of credit with the existing provider. The Company has multiple sources of nonrecourse financing and does not expect this action to have a material adverse effect on its ability to finance new lease activity.

As of January 31, 1994, the Company had unsecured installment notes of $12.4 million with a group of insurance companies which mature in 1997 and $38.7 million with banks which mature in 1996.

On May 2, 1994, the $130 million unsecured revolving bank credit facility and the unsecured amortizing term loan agreement were combined into one $116 million secured reducing revolving credit facility expiring on April 30, 1995. The Company will reduce the principal outstanding under the prior facilities by $17 million in May, 1994. The total commitment under the new facility reduces periodically to $104 million during the term of the facility. The Company's ability to borrow additional amounts under the revolving facility are based on a ratio of defined assets to defined recourse debt of the Company.

An additional revolving credit facility with an outstanding balance of $8.3 million at May 2, 1994 was also changed to a secured, amortizing term loan maturing at April 30, 1995. Unsecured installment notes of $8.5 million were changed to secured notes with modifications made to the principal repayment schedule to proportionately match the principal amortization of the new secured, reducing revolving credit facility. These notes also mature on April 30, 1995. The remaining $2.6 million of unsecured installment notes have been changed to secured notes and mature on August 31, 1994.

At January 31, 1994, the Company had $455 million of total interest-bearing obligations, including $254 million of floating rate financings. Of the total floating rate financings, only $84 million was subject to interest rate fluctuations, with $142 million of floating-rate financing being converted to fixed-rate financing through interest rate swap agreements and $28 million of floating-rate financings subject to interest rate ceilings through interest rate cap agreements.


EFFECT ON LIQUIDITY OF STRATEGIC PLAN:
Under the strategic restructuring plan, liquidity will be provided by (1) cash generated from operating activities; (2) cash realized from the sale or liquidation of discontinued and non-strategic businesses; (3) cash proceeds from the financing of the present value of future lease rentals and availability under the new revolving credit facility.

LDI's management believes that it will have sufficient liquidity to meet principal amortization, and the operating requirements of the core business.

OTHER:
Receivable balances have grown primarily due to additional notes receivable obtained in connection with tax-oriented lease transactions with investors. The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        LDI CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



               Report of Independent Public Accountants  . . . . . . . . . . . .

               Consolidated Balance Sheets as of January 31, 1993 and 1994

               Statements of Consolidated Earnings for the years ended
                  January 31, 1992, 1993, and 1994   . . . . . . . . . . . . . .

               Statements of Consolidated Cash Flows for the years ended
                  January 31, 1992, 1993, and 1994   . . . . . . . . . . . . . .

               Statements of Consolidated Shareholders' Equity for the years
                  ended January 31, 1992, 1993, and 1994   . . . . . . . . . . .

               Notes to Consolidated Financial Statements  . . . . . . . . . . .

               Financial Statement Schedules:

                  Schedule II - Amounts Receivable from Related Parties  . . . .

                  Schedule VIII - Valuation and Qualifying Accounts  . . . . . .

                  Schedule IX - Short-Term Borrowings  . . . . . . . . . . . . .

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

LDI CORPORATION:

We have audited the accompanying consolidated balance sheets of LDI Corporation and its subsidiaries as of January 31, 1993 and 1994, and the related statements of consolidated earnings, cash flows, and shareholders' equity for each of the three years in the period ended January 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 8.
These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LDI Corporation and its subsidiaries at January 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche


Cleveland, Ohio
May 2, 1994

                        LDI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


=========================================================================================================
                                                                                       January 31
                                                                                -------------------------
                                    ASSETS                                       1993              1994
                                                                                --------         ---------
         Cash and cash equivalents . . . . . . . . . . . . . . . . .            $  4,482          $  8,972

         Receivables--net of allowances for doubtful accounts  . . .              35,168            41,831

         Inventory held for lease or sale  . . . . . . . . . . . . .              24,893            18,336

         Leased assets:

            Sales-type and direct financing leases   . . . . . . . .             512,480           412,561

            Operating leases--net of accumulated depreciation  . . .              53,092            55,006

         Land, buildings, equipment, and furniture--net of
            accumulated depreciation of $11,547 and $8,521   . . . .              21,290            16,712

         Net assets of discontinued operations . . . . . . . . . . .              16,821            20,868

         Other assets  . . . . . . . . . . . . . . . . . . . . . . .              19,797            18,741
                                                                               ---------          --------
            Total  . . . . . . . . . . . . . . . . . . . . . . . . .            $688,023          $593,027
                                                                                ========          ========

See the accompanying notes to consolidated financial statements.


                        LDI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (Dollars in Thousands, Except Share Data)



=======================================================================================================
                                                                                 January 31
                                                                         ------------------------------
                  LIABILITIES AND SHAREHOLDERS' EQUITY                     1993                1994
                                                                         ---------           ---------
         Liabilities:

         Accounts payable  . . . . . . . . . . . . . . . . . .            $ 53,388            $ 28,793
         Accrued liabilities . . . . . . . . . . . . . . . . .              10,464               9,508
         Notes payable . . . . . . . . . . . . . . . . . . . .             148,433             148,175
         Subordinated notes  . . . . . . . . . . .                          10,000              10,000
         Deferred income taxes . . . . . . . . . . . . . . . .              31,296              15,941
         Nonrecourse lease financing . . . . . . . . . . . . .             330,494             296,794
         Reserves and liabilities related to discontinued
            operations and restructuring programs  . . . . . .                  --               7,456
         Other liabilities . . . . . . . . . . . . . . . . . .               8,304               6,276
                                                                         ---------           ---------
               Total liabilities   . . . . . . . . . . . . . .             592,379             522,943
                                                                         ---------           ---------

         Shareholders' Equity:

         Common stock, par value of $.01 -- 20,000,000
            shares authorized, 6,828,984 shares issued   . . .                  68                  68
         Additional paid-in capital  . . . . . . . . . . . . .              44,884              44,922
         Retained earnings . . . . . . . . . . . . . . . . . .              51,952              26,354
         Treasury shares at cost -- 101,527 shares . . . . . .             (1,260)             (1,260)
                                                                         ---------           ---------
            Total shareholders' equity   . . . . . . . . . . .              95,644              70,084
                                                                         ---------           ---------
               Total   . . . . . . . . . . . . . . . . . . . .            $688,023            $593,027
                                                                         =========           =========


See the accompanying notes to consolidated financial statements.


                        LDI CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED EARNINGS

FOR THE YEARS ENDED JANUARY 31, 1992, 1993, AND 1994
(Dollars in Thousands, Except Per Share Data)


                                                                    1992            1993            1994
____________________________________________________________________________________________________________
         Revenues:
            Leasing  . . . . . . . . . . . . . . . . . .           $262,695        $199,113        $156,606
            Direct sales   . . . . . . . . . . . . . . .             58,456          82,113          94,852
            Technical services   . . . . . . . . . . . .             18,864          18,240          16,127
            Equity in earnings of 50% owned affiliate  .                  -             101             733
            Other  . . . . . . . . . . . . . . . . . . .              1,980           4,098           3,593
                                                                   --------        --------        --------
            TOTAL  . . . . . . . . . . . . . . . . . . .            341,995         303,665         271,911
                                                                   --------        --------        --------

         Costs and Expenses:
            Leasing  . . . . . . . . . . . . . . . . . .            174,676         130,175         121,961
            Direct sales   . . . . . . . . . . . . . . .             50,441          70,637          82,135
            Technical services . . . . . . . . . . . . .             12,274          12,751          11,096
            Interest   . . . . . . . . . . . . . . . . .             49,746          41,685          33,446
            Selling, general and administrative  . . . .             38,136          37,406          42,209
            Restructuring charges  . . . . . . . . . . .                 --              --           6,641
                                                                   --------        --------        --------
            TOTAL  . . . . . . . . . . . . . . . . . . .            325,273         292,654         297,488
                                                                   --------        --------        --------

         Earnings (loss) from continuing operations
            before income taxes  . . . . . . . . . . . .             16,722          11,011        (25,577)
         Income tax expense (benefit)  . . . . . . . . .              6,185           4,240         (9,532)
                                                                   --------        --------        --------
         Earnings (loss) from continuing operations  . .             10,537           6,771        (16,045)
         Discontinued operations:
            Earnings (loss) from operations, net of
               income tax expense (benefit) of $(105),
               $106, and $(907)  . . . . . . . . . . . .              (179)             164         (1,395)
            Provision for loss on disposal, net of income
               tax benefit of $4,604   . . . . . . . . .                 --              --         (7,082)
                                                                   --------        --------        --------
         Net earnings (loss) . . . . . . . . . . . . . .            $10,358          $6,935       $(24,522)
                                                                   ========        ========        ========
         Earnings (loss) per primary share:
            Continuing operations  . . . . . . . . . . .              $1.57           $1.01         $(2.39)
            Discontinued operations  . . . . . . . . . .              (.03)             .02          (1.26)
            Net earnings   . . . . . . . . . . . . . . .              $1.54           $1.03         $(3.65)

         Net earnings per share - fully-diluted  . . . .              $1.47           $1.01             --

See the accompanying notes to consolidated financial statements.


                        LDI CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 1992, 1993, AND 1994
(Dollars in Thousands)

                                                                             1992             1993              1994
________________________________________________________________________________________________________________________
         CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
            Net earnings (loss) from continuing operations                   $ 10,537         $  6,771         $(16,045)
            Adjustments to reconcile net earnings to net cash flow
               from operating activities:
              Depreciation                                                     22,049           27,274            24,371
              Deferred income taxes                                             5,850            4,534           (9,844)
              Additions to sales-type and direct
                financing leases                                            (215,552)        (117,381)         (112,189)
              Principal portion of lease rentals received                     188,708          211,259           211,610
              Purchases of inventory for resale                              (54,481)         (70,584)          (75,578)
              Sales, transfers, and disposals of inventory and equipment      216,913          169,307           210,009
              Restructuring programs                                                                               6,641
              Change in accounts receivable                                     6,697          (8,435)           (5,898)
              Change in accounts payable                                        5,375            9,564          (24,695)
              Change in accrued expenses and other liabilities                  (729)            2,465           (2,763)
              Other                                                             3,639          (4,785)           (1,564)
                                                                             --------         --------          --------
                   Cash provided by continuing operations                     189,006          229,989           204,055
                                                                             --------         --------          --------
              Discontinued Operations:
              Net earnings (loss) from discontinued operations                  (179)              164           (1,395)
              Estimated loss on disposal, net of tax                                                             (7,082)
              Change in assets and liabilities of
                discontinued operations                                       (9,538)          (3,325)           (5,669)
                                                                             --------         --------          --------
                   Cash used in discontinued operations                       (9,717)          (3,161)          (14,146)
                                                                             --------         --------          --------
            Total                                                             179,289          226,828           189,909
                                                                             --------         --------          --------
         CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
            Purchases of equipment for lease                                (157,266)        (135,517)         (147,426)
            Purchases of land, buildings, equipment and furniture             (8,860)          (4,625)           (3,544)
            Purchases of companies, net of cash acquired                      (2,259)                            (3,328)
            Proceeds from sale of companies, equipment and
              other assets                                                                         166             3,591
                                                                             --------         --------          --------
            Total                                                           (168,385)        (139,976)         (150,707)
                                                                             --------         --------          --------
         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
            Proceeds from nonrecourse lease financing                         131,006          152,853           179,418
            Payments on nonrecourse lease financing                         (174,661)        (203,553)         (212,621)
            Change in revolving and line of credit facilities                  36,734         (71,748)            19,842
            Proceeds from term loan                                                             50,000
            Payments on term loan                                                                               (11,250)
            Payments on installment notes                                    (14,850)         (15,850)           (8,850)
            Proceeds from convertible subordinated notes                       10,000
            Cash dividends paid                                                                                  (1,076)
            Other                                                               (631)            (170)             (175)
                                                                             --------         --------          --------
            Total                                                            (12,402)         (88,468)          (34,712)
                                                                             --------         --------          --------
         Increase (Decrease) in Cash and Cash Equivalents                     (1,498)          (1,616)             4,490
         Cash and Cash Equivalents at Beginning of Year                         7,596            6,098             4,482
                                                                             --------         --------          --------
         Cash and Cash Equivalents at End of Year                            $  6,098         $  4,482          $  8,972
                                                                             ========         ========          ========

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED JANUARY 31, 1992, 1993, AND 1994
(Dollars in Thousands)

_________________________________________________________________________________________________________________________________
                                                                                                           Common       Total
                                                                        Additional                        stock in      share-
                                                           Common        paid-in         Retained         treasury      holders'
                                                           Stock         capital         earnings        - at cost      equity
________________________________________________________________________________________________________________________________
         BALANCE AT FEBRUARY 1, 1991                        $ 65           $40,031         $39,205       $(1,435)        $77,866

            Net earnings                                                                    10,358                        10,358
            Employee stock options exercised,
               13,230 shares issued                                            135                                           135
            Issuance of 10,000 shares under a
               restricted stock award plan                                      29                                            29
            Sales of 14,105 treasury shares to
               401(k) plan                                                       5                            175            180
            Stock dividend:
               5%, 318,831 shares issued                       3             4,540         (4,543)
               Cash paid for fractional shares                                                 (3)                           (3)
                                                         -------           -------         -------        -------         ------
         BALANCE AT JANUARY 31, 1992                          68            44,740          45,017        (1,260)         88,565

            Net earnings                                                                     6,935                         6,935
            Employee stock options exercised,
               10,626 shares issued                                            106
            Compensation expense under
               stock award plan for shares
               issued in a prior year                                           38                                            38
                                                         -------           -------         -------        -------         ------
         BALANCE AT JANUARY 31, 1993                          68            44,884          51,952        (1,260)         95,644

            Net loss                                                                      (24,522)                      (24,522)
            Cash dividends - $.16 per share                                                (1,076)                       (1,076)
            Compensation expense under
               stock award plan for shares
               issued in a prior year                                           38                                            38
                                                         -------           -------         -------        -------         ------
         BALANCE AT JANUARY 31, 1994                        $ 68           $44,922         $26,354       $(1,260)        $70,084
                                                         =======           =======         =======       ========        =======

See the accompanying notes to consolidated financial statements.

LDI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Where Indicated)

For the Years Ended January 31, 1992, 1993, and 1994
- ----------------------------------------------------
NOTE 1
Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. An investment in a 50 percent owned affiliate is accounted for using the equity method.

LEASE ACCOUNTING - The Company's lease transactions are classified as either sales-type, direct financing, or operating leases at the inception of the lease in accordance with Statement of Financial Accounting Standards No. 13. Sales-type and direct financing leases are those leases which transfer substantially all of the costs and risks of ownership of the equipment to the lessee. Generally, the Company classifies a lease as a sales-type or direct financing lease if either (a) the lease term is at least 75 percent of the estimated economic life of the leased equipment at lease inception or (b) the present value of the rental payments is at least 90 percent of the fair market value of the leased equipment at lease inception. Operating leases are those leases in which substantially all the benefits and risks of ownership of the equipment are retained by the Company. Generally, the leases that do not meet conditions (a) or (b) described above are classified as operating leases.

The lease accounting methods used by the Company are:

   SALES-TYPE LEASES: At lease inception, the present value of rentals over the lease term is recorded as leasing revenues. The cost of the equipment less the present value of the estimated residual value is recorded as leasing costs and a dealer profit is recognized at the inception. The present values of future rentals and of the residual are recorded as leased assets. Unearned interest income, consisting of the excess of the gross rentals and of the residual over their present values, is amortized to leasing revenues over the lease term to produce a constant percentage return on the investment.
   DIRECT FINANCING LEASES: At lease inception, the present values of future rentals and of the residual are recorded as leased assets. Unearned interest income is amortized to leasing revenues over the lease term to produce a constant percentage return on the investment.
   OPERATING LEASES: The monthly rental is recorded as leasing revenue. The cost of equipment is recorded as leased assets and is depreciated over the lease term to an estimated residual value.
   RESIDUAL VALUES: The estimated residual values used in leases are reviewed annually and reduced if necessary.
   INITIAL DIRECT COSTS: Sales commissions and other direct costs incurred in producing direct financing and operating leases are deferred and amortized over the lease term.

NONRECOURSE FINANCING - The Company assigns the rentals under most of its leases to financial institutions and other lenders on a nonrecourse basis, for which the Company receives a cash amount equal to a discounted value of the lease rentals. In the event of a default by a lessee, the lender has a security interest in the underlying leased equipment but has no recourse against the Company. Proceeds from refinancing are recorded on the balance sheet as nonrecourse lease financing. Under sales-type and direct financing leases, nonrecourse lease financing and leased assets are reduced as lessees make rental payments under the leases. Under operating leases, leasing revenue is recorded monthly as lessees are billed. Receivables and nonrecourse lease financing are reduced as lessees make rental payments.

DIRECT SALES - Revenues and costs of direct sales of equipment are recorded at the time title to the equipment transfers to the customer.

OTHER REVENUES - Other revenues include fees earned for arranging leases between unrelated parties and for selling equity interests in lease transactions. The fees are recognized at the closing of such transactions. In addition to these fees, the Company also may be entitled at lease termination to fees equal to a portion of the net proceeds from the subsequent lease or sale of the equipment. The Company's portion of such net proceeds, if any, is reported as income at the time of the subsequent lease or sale of the equipment.

INVENTORY - Inventory is valued at the lower of cost or market, using primarily a first-in, first-out method.

BUILDINGS, EQUIPMENT, AND FURNITURE - Buildings, equipment, and furniture are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

INCOME TAXES - Deferred income taxes are provided to give effect to temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax laws and regulations. Principal differences are leases, which are accounted for as sales-type and direct financing leases for financial reporting purposes and as operating leases for tax purposes, and certain reserves and liabilities recorded for financial reporting purposes that are not deductible for tax purposes until paid.

STATEMENT OF CONSOLIDATED CASH FLOWS - For the purposes of this statement, the Company considers all highly liquid short term investments that have a maturity of ninety days or less to be cash equivalents.

INTEREST RATE SWAP AGREEMENTS - The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. The agreements involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

EARNINGS PER SHARE - Primary earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. For the years ended January 31, 1992 and 1993, fully diluted earnings per share were computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of the assumed conversion of the convertible notes from the date of issuance, with related interest expense reduced accordingly, and the assumed exercise of stock options and warrants. For the year ended January 31, 1994, fully diluted earnings per share are not shown since the effect would be anti-dilutive. The number of common shares used for computing earnings per share are as follows:

                                          Year Ended January 31
                                      1992        1993        1994
         ----------------------------------------------------------
         Primary                   6,702       6,727       6,727
         Fully diluted             7,241       7,383           -

NOTE 2
Restructuring Charges

During the year ended January 31, 1994, the Board of Directors determined the need to commence a strategic realignment of operations of the Company and to discontinue certain business segments (See Note 3). The strategic plan includes the sale or other divestiture of certain product lines and non-strategic businesses, the closing of facilities, and other measures to improve the Company's overall profitability. The estimated cost of implementing the plan is $6.6 million, recorded in the Company's fourth quarter (after-tax $4.1 million, or $.62 per share).

The estimated costs include $4.3 million attributable to disposing of certain product lines and businesses, $1.7 million to employee severance and terminations and $0.6 million to close facilities. In addition to asset writedowns, reserves and liabilities of $3.6 million were recorded at January 31, 1994 relating to these items.

Summary financial results for the year ended January 31, 1994 and assets and liabilities as of January 31, 1994 for operations subject to sale or other divestiture (exclusive of discontinued business segments) were as follows:

         Revenues  . . . . . . . . . . . .             $72,681
         Operating loss (before
          restructuring charges) . . . . .               (183)
         Assets  . . . . . . . . . . . . .              35,129
         Liabilities . . . . . . . . . . .              28,963

NOTE 3
Discontinued Operations

During the year ended January 31, 1994, management of the Company initiated a comprehensive plan to exit the retail computer superstores, retail PC outlet stores, catalog distribution, and software distribution business segments. Also, the Board of Directors approved the retention of corporate advisors to assist management in the planning and divestiture process that is expected to be completed during the first and second quarters of 1994. The software distribution segment was sold in March 1994 and all retail outlet stores were closed in April 1994. The Company has an agreement in principle for the sale of the catalog distribution segment and expects to complete the liquidation of the retail computer superstores in May 1994.

As a result of these actions and subsequent implementation of the plan, the Company recorded for its fourth quarter a charge of $11.7 million(after-tax, $7.1 million), consisting of $10.8 million for estimated losses during the phase-out period and $0.9 million for employee severance and termination costs. In addition to asset writedowns, reserves and liabilities of $3.9 million were recorded at January 31, 1994 relating to these items.

Combined revenues of the four discontinued segments were $21 million, $40 million, and $65 million for the years ended January 31, 1992, 1993, and 1994, respectively. Assets of the discontinued operations, consisting primarily of inventory and accounts receivable at January 31, 1994, are reported on the balance sheets as net assets of discontinued operations. The consolidated financial statements disclose the operating results of discontinued operations separately from continuing operations. Prior year financial statements have been restated.

NOTE 4
Acquisitions

During the year ended January 31, 1994, the Company acquired the assets of companies engaged in sales of microcomputers and related equipment to commercial accounts, short-term rentals of computer equipment, and the distribution of communications products. The aggregate consideration for these acquisitions was $3.3 million.

During the year ended January 31, 1992, the Company acquired the assets of companies engaged in sales of point-of-sale equipment and systems, short-term rentals of personal computer equipment and computer maintenance. The aggregate consideration for these acquisitions was $2.3 million. There were no acquisitions during the year ended January 31, 1993.

These acquisitions have been accounted for using the purchase method and, accordingly, the results of operations of these companies have been included in the consolidated results of operations from the dates of acquisition. The operations of the acquired companies prior to acquisition were not material in relation to the consolidated amounts.

NOTE 5
Receivables

                                                                  January 31
- ----------------------------------------------------------------------------------------
                                                            1993               1994
                                                            --------           --------
         Trade accounts                                      $30,325            $34,441
         Trade notes                                           8,055             13,537
         Other                                                   488                153
         Allowances for doubtful accounts                    (3,700)            (6,300)
                                                            --------           --------
            Net receivables                                  $35,168            $41,831

NOTE 6
Leasing Activities

The components of assets leased under sales-type and direct financing leases consist of:

                                                                   January 31
- ---------------------------------------------------------------------------------------
                                                            1993               1994
                                                            --------           --------
         Future minimum lease rentals                       $461,299           $388,966
         Net estimated  residual values of
           leased equipment                                  139,456             98,779
         Allowance for impaired lease rentals
           and residual values                               (2,055)           (14,105)
         Less unearned income                               (86,220)           (61,079)
                                                            --------           --------
            Total                                           $512,480           $412,561


Assets leased under operating leases consist of:

                                                                    January 31
- ---------------------------------------------------------------------------------------
                                                            1993               1994
                                                            --------           --------
         Equipment at cost                                   $84,773            $78,418
         Accumulated depreciation                           (31,681)           (23,412)
                                                            --------           --------
            Net                                              $53,092            $55,006


Future minimum lease rentals are:

                                                 Sales-type and Direct          Non-Cancelable
         YEAR ENDING JANUARY 31                  Financing Leases               Operating Leases
- -----------------------------------------------------------------------------------------------------
         1995                                                     $171,657                    $13,772
         1996                                                      105,459                      9,869
         1997                                                       60,872                      6,315
         1998                                                       35,438                        777
         1999                                                       14,271                        337
         2000                                                        1,269                          -
                                                                  --------                    -------
            Total                                                 $388,966                    $31,070

Noncancellable leases are extended automatically on a month-to-month basis for a minimum of usually 120 days unless the Company or the lessee provides written notice of termination.

NOTE 7
Income Taxes

The provision (benefit) for income taxes consists of:

YEAR ENDED JANUARY 31
- ------------------------------------------------------------------------------------------------------
                                                         1992              1993              1994
                                                     -------------     ------------     --------------
Continuing Operations
- ---------------------
         Current:
            State, local and other                          $  230         $  (188)              $312
                                                     -------------     ------------     --------------
         Deferred:
            Federal                                          5,684            3,735           (9,177)
            State, local and other                             271              693           (1,208)
            Federal tax rate adjustment                          -                -               541
                                                     -------------     ------------     --------------
            Total                                            5,955            4,428           (9,844)
                                                     -------------     ------------     --------------
              Total continuing operations                    6,185            4,240           (9,532)
                                                     -------------     ------------     --------------

Discontinued operations
- -----------------------
         Deferred:

            Federal                                           (96)               93           (4,896)
            State, local and other                             (9)               13             (615)
                                                     -------------     ------------     --------------
              Total discontinued operations                  (105)              106           (5,511)
                                                     -------------     ------------     --------------
              Total provision                               $6,080           $4,346         $(15,043)
                                                     -------------     ------------     --------------

A reconciliation between the federal statutory tax rate and the Company's effective tax rate for continuing operations is:

         Statutory tax expense (benefit) rate                34.0%            34.0%           (35.0%)
         Effects of:
            State income tax expense (benefit)                 4.2              4.2             (4.3)
            Federal tax rate adjustment                          -                -               2.1
            Other                                            (1.2)              0.3             (0.1)
                                                     -------------      -----------       -----------
         Effective tax expense (benefit) rate                37.0%            38.5%           (37.3%)
- ------------------------------------------------------------------------------------------------------

Income taxes for the years ended January 31, 1993 and 1994 were determined under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which was adopted effective February 1, 1992. Deferred taxes for prior years were determined under SFAS No. 96. Adoption of SFAS No. 109 did not have a material effect on the Company's financial statements.

Principal components of the deferred income tax assets and liabilities are as follows:

         YEAR ENDED JANUARY 31                                  1993             1994
- -----------------------------------------------------------------------------------------
         Deferred income tax assets:
            Investment tax credit and tax loss
               carryforwards                                     $30,573         $36,508
            Reserves and liabilities                                   -          10,108
            Other                                                      -             318
                                                              ----------      ----------
              Total                                               30,573          46,934
                                                              ----------      ----------
         Deferred income tax liabilities:
            Leases                                                57,556          62,875
            Other                                                  4,313               -
                                                              ----------      ----------
              Total                                               61,869          62,875
                                                              ----------      ----------
         Net deferred income tax liability                       $31,296         $15,941
- ----------------------------------------------------------------------------------------

At January 31, 1994, the Company has an investment tax credit carryforward for income tax purposes of $2.9 million that expires in various amounts beginning in 1999 and has a tax loss carryforward for income tax purposes of $84.0 million that expires in various amounts beginning in 2003. For financial reporting purposes, the tax benefit of these carryforwards has been used to reduce deferred income taxes at January 31, 1994.

The Omnibus Budget Revenue Reconciliation Act of 1993, enacted in August 1993, included a one percent increase in the Federal tax rate for corporations, which is effective retroactive to January 1, 1993. Under the provisions of Statement of Financial Accounting Standards No. 109, the effect on taxes currently payable and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Accordingly, deferred tax liabilities as of February 1, 1993 increased by $541,000 as a result of the new law.

NOTE 8
Accrued and Other Liabilities

Accrued liabilities consist of:

                                                                  January 31
- ----------------------------------------------------------------------------------------
                                                            1993               1994
                                                          ----------        ------------
         Compensation                                         $4,277             $3,896
         Interest                                              1,793              1,594
         Sales tax                                             1,330              1,022
         Miscellaneous                                         3,064              2,996
                                                          ----------        ------------
            Total                                            $10,464             $9,508
- ----------------------------------------------------------------------------------------


Other liabilities consist of:

                                                                    January 31
- ----------------------------------------------------------------------------------------
                                                            1993               1994
                                                          ----------        ------------
         Customer rental prepayments                          $4,706             $4,035
         Deferred revenues                                     3,228              2,084
         Miscellaneous                                           370                157
                                                          ----------        ------------
            Total                                             $8,304             $6,276
- ----------------------------------------------------------------------------------------

NOTE 9
Notes Payable

Notes payable, all of which are unsecured, consist of:

                                                                   January 31
- ----------------------------------------------------------------------------------------
                                                            1993               1994
                                                          ----------        ------------
         Revolving and line of credit facilities             $77,233            $97,075
         Installment notes                                    71,200             51,100
                                                          ----------        ------------
            Total                                           $148,433           $148,175
- ----------------------------------------------------------------------------------------

At January 31, 1994, the Company's revolving credit facilities consisted of a $130 million revolving credit facility with a group of banks and $35 million of additional revolving credit facilities maturing during the year ending January 31, 1995. At January 31, 1994, $130 million was outstanding on these facilities. The agreements provided several borrowing options with varying interest rates depending on the mix of borrowing options used. There are no compensating balances required by the agreements. The Company pays fees ranging from 1/8 percent to 1/4 percent annually to maintain the committed facilities. The average interest rate on revolving and line of credit facilities was 4.3 percent as of January 31, 1993 and 1994, and the average interest rate for the years then ended was 4.7 percent and 4.3 percent, respectively.

Subsequent to January 31, 1994, $33 million of the borrowings under the line of credit facilities was refinanced on a nonrecourse basis. Accordingly, the refinanced amounts have been included in nonrecourse lease financing at January 31, 1994.


In August 1992, the Company borrowed $50 million from a group of banks pursuant to a four year unsecured amortizing term loan agreement. The agreement provides for a floating interest rate based on LIBOR plus 1.125 percent. The proceeds were used to repay debt under the Company's revolving and line of credit facilities. At January 31, 1994, $39 million was outstanding.

Installment notes other than the term loan consist of fixed rate, fixed term notes with an average interest rate of 10.0 percent and a balance of $12 million outstanding at January 31, 1994.

Pursuant to agreements with the lenders dated May 2, 1994, the $130 million unsecured revolving bank credit facility and the unsecured amortizing term loan have been combined into one secured reducing revolving credit facility of $116.3 million, expiring on April 30, 1995. The company will reduce the principal outstanding under the prior facilities by $17 million in May, 1994. The total commitment under the new facility reduces periodically to $104
million during    the term of the facility. Borrowings under the revolving
facility are based on a ratio of defined assets to defined recourse debt of the Company.r

An additional revolving credit facility with an outstanding balance of $8.3 million at May 2, 1994 was also changed to a secured, amortizing term loan maturing at April 30, 1995. Unsecured installment notes of $8.5 million were changed to secured notes with modifications made to the principal repayment schedule to proportionately match the principal amortization of the new secured, reducing revolving credit facility. These notes also mature on April 30, 1995. The remaining $2.6 million of unsecured installment notes have been changed to secured notes and mature on August 31, 1994.

Prior to entering into these new agreements,the Company had obtained waivers from the lenders for any potential loan covenant violations, such as asset sales or financial ratio requirements, that may have resulted from implementation of the Company's strategic plan.

Under the terms of the new loan agreements, the Company is required to maintain certain liquidity, leverage, and net worth ratios. The convenants also prohibit the payment of cash dividends and place restrictions on the amount of borrowing under the facility.

The Company has entered into interest rate swap and cap agreements to convert the variable interest rate of certain borrowings to fixed interest rates. The notional amount of the interest rate swaps outstanding at January 31, 1994 applicable to revolving and line of credit facilities and installment notes was $71 million with an interest rate of 5.4 percent. These agreements, which mature in 1996, are designed to reduce the risk to the Company of rising interest rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to interest rate protection agreements. However, the Company does not anticipate nonperformance by these parties.

The effective rate of interest on notes payable outstanding, including the impact of swap agreements, was 5.8 percent and 5.3 percent as of January 31, 1993 and 1994, respectively.

The Company assesses the creditworthiness of counterparties to interest rate hedging contracts and enters into agreements only with counterparties whose long term debt is rated at least "A" by Standard & Poor's and Moody's. The Company continually monitors the ongoing creditworthiness of these counterparties.

NOTE 10
Nonrecourse Lease Financing

                                                                      January 31
- ----------------------------------------------------------------------------------------------
                                                                  1993               1994
                                                               -------------      ------------
         Nonrecourse discounted lease rentals:
            Financial institutions                                 $208,130           $182,713
            Commercial paper                                        122,364            114,081
                                                               -------------      ------------
                Total                                              $330,494           $296,794
- ----------------------------------------------------------------------------------------------

Nonrecourse discounted lease rentals includes fixed rate capital obtained from financial institutions on a nonrecourse basis. The lender has a security interest in the lease rental stream and the underlying asset, but has no recourse to the Company in the case of default by the lessee. At January 31, 1994, interest rates on nonrecourse discounted lease rentals ranged from 5.2 percent to 13.0 percent.

The Company has also established two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper securitized by lease rental receivables. Both programs are rated A-1 by Standard & Poor's or P-1 by Moody's.

In October 1989, the Company developed a program through which it sells lease receivables to a wholly-owned subsidiary that issues commercial paper backed by an annually renewing five year $60 million letters of credit. At January 31, 1994, $44 million of commercial paper was outstanding at an average rate of 3.4 percent.

A second securitized program was established in October 1990, providing for the financing of up to $75 million of lease receivables to an unaffiliated special purpose corporation which issues nonrecourse commercial paper. This program is backed by a $75 million surety bond. At January 31, 1994, $70 million of commercial paper was outstanding at an average rate of 3.3 percent.

The Company has entered into interest rate swap and cap agreements to convert the variable interest rates of its nonrecourse commercial paper programs to fixed interest rates. The notional amount of interest rate swaps outstanding at January 31, 1994 applicable to these programs was $71 million with an average interest rate of 5.7 percent. Interest rate cap agreements totaled $28 million at January 31, 1994. The agreements have maturities from one to four years.

Contractual payments of principal and interest required on nonrecourse lease financings are:

YEAR ENDING JANUARY 31
- ----------------------------------------------------------------------
         1995  . . . . . . . . . . . . . . . . . . .          $142,796
         1996  . . . . . . . . . . . . . . . . . . .            96,184
         1997  . . . . . . . . . . . . . . . . . . .            54,430
         1998  . . . . . . . . . . . . . . . . . . .            22,715
         1999  . . . . . . . . . . . . . . . . . . .             9,224
         2000 and subsequent . . . . . . . . . . . .             4,071
                                                         -------------
            Total  . . . . . . . . . . . . . . . . .           329,420
            Less interest  . . . . . . . . . . . . .          (32,626)
                                                         -------------
            Principal amount   . . . . . . . . . . .          $296,794
- ----------------------------------------------------------------------

The average interest rate on all nonrecourse lease financing was 8.1 percent and 7.2 percent for the years ended January 31, 1993 and 1994, respectively.

Effective May 1, 1994, one of the financial institutions which issued a $50 million letter of credit for one of the asset-backed financing programs has not extended its letter of credit for new leases financed under this program. Leases already funded will continue to amortize under the existing terms of the agreement.

NOTE 11
Subordinated Notes

In July 1991, the Company issued $10 million of 9.375 percent convertible subordinated notes, with interest payable semiannually, maturing in August 2000. Prior to May, 1994, the notes were convertible into shares of the Company's common stock. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8 beginning August 1994, with the premium declining ratably to par in August 1999.

In conjunction with the transaction, the Company issued 45,496 warrants. Each warrant is exercisable by the holder for five years into one share of the Company's common stock. The exercise price is subject to adjustment for stock dividends, splits and certain other issuances of common stock.

On May 2, 1994, the notes were amended to eliminate the conversion feature, to adjust the exercise price of the outstanding warrants to $6.35 per share, and to issue 1,529,307 additional warrants with the same exercise price, terms, and expiration date as the previously-issued warrants.

In exchange, the holder of the notes agreed to permit the Company to grant security interests to its recourse lenders as described in Note 9. Additionally, the Company and the holder agreed to modify certain other terms and conditions of the notes.

NOTE 12
Shareholders' Equity

STOCK OPTION PLAN - The Company has a stock option plan for officers and key employees and has reserved 1,000,000 shares of common stock for distribution under the plan. Options are exercisable beginning not less than one year after the date of grant and expire ten years after the date of grant. Options are granted at market value and become exercisable at the rate of 20 percent per year. Options granted under the plan may qualify as incentive stock options under the Internal Revenue Code or may be non-qualified stock options. Options issued to date have qualified as incentive stock options.

Stock option transactions during the three years ended January 31, 1994 are:

                                                            Number of       Option Price Range
                                                             Shares             Per Share
- ------------------------------------------------------------------------------------------------
         Balance, February 1, 1991                            514,720         $ 8.25 - $10.36
            Granted                                                 -
            Exercised                                        (13,230)
            Canceled                                         (17,031)
                                                       ---------------
         Balance, January 31, 1992                            484,459         $ 8.25 - $10.36
            Granted                                             5,000             $14.00
            Exercised                                        (10,626)
            Canceled                                         (58,779)
                                                       ---------------
         Balance, January 31, 1993                            420,054         $ 8.25 - $14.00
            Granted                                           298,000         $ 7.13 - $ 7.84
            Exercised                                               -
            Canceled                                         (35,931)
                                                       ---------------
         Balance, January 31, 1994                            682,123         $ 7.13 - $14.00
- ------------------------------------------------------------------------------------------------

At January 31, 1994, there were 227,294 options available for grant and 280,122 options were exercisable.

The Company also has a restricted stock plan for officers and key employees and has reserved 30,000 shares of common stock for distribution under the plan in amounts and at times as subsequently determined by the Board of Directors. Common stock awarded shall become vested at such time as specified by the Board. On March 21, 1994, the Board of Directors approved an acceleration of vesting with respect to the 10,000 shares granted in 1990, which were originally scheduled to vest at the rate of 5,000 shares each on February 1, 1995 and 1996. The plan shall continue until terminated by the Board.
However, no awards may be granted after January 31, 1999 and all awards shall vest no later than January 31, 2004.

In June 1991, the shareholders approved grants of stock options to two non-employee directors totaling 21,000 shares with an option price of $13.81 per share. The options are currently exercisable and expire nine years after the date of grant.

On February 26, 1994, the Board of Directors approved a grant of stock options for 20,000 shares to a non-employee director.

RETIREMENT SAVINGS PLAN - The Company has a Section 401 (k) retirement savings plan for eligible employees and has reserved 275,000 shares of common stock for distribution under the plan.

STOCK AWARD PLAN - The Company has a stock award plan for employees and has reserved 45,000 shares of common stock for distribution. Stock awards to employees are made by the Board of Directors at the Board's discretion.

PREFERRED STOCK - The Board of Directors is authorized to issue 2,000,000 shares of preferred stock, $.01 par value, with terms as may be subsequently determined by the Board of Directors without further action by the shareholders of the Company. At January 31, 1994, none of the shares were outstanding.

NOTE 13
Employee Retirement Benefit Plans

The Company has two defined contribution employee retirement benefit plans:
LDI Corporation Pension Plan and Trust and the LDI Corporation Retirement Savings Plan. These plans provide retirement benefits for eligible employees who meet certain service requirements. The Company's annual contributions under the pension plan are determined each year by the Board of Directors. The Company's contributions under the retirement savings plan are based on various percentages of the voluntary pretax contributions of the participants, up to a maximum contribution of 2.75 percent of the participant's annual compensation.

Costs for the plans maintained by the Company for the years ended January 31, 1992, 1993, and 1994 were $1.4 million, $1.4 million, and $1.0 million, respectively.

NOTE 14
Related Party Transactions

The Company has engaged in certain transactions with two partnerships owned or controlled by its principal shareholders.
  (a) The Company leases office, technical and warehouse facilities from one of the partnerships under leases expiring in 2000. Rental payments of $585, $587 and $343 for the years ended January 31, 1992, 1993, and
       1994, respectively, were made to this partnership. The Company's commitment under these leases is approximately $405 per year through the year ending January 31, 2000.
  (b) The Company paid $316, $325, and $156 for the years ended January 31, 1992, 1993, and 1994, respectively, to one of the partnerships for building maintenance, consulting services, and building management fees.
  (c) The Company leased data processing equipment, which was being subleased to customers, from one of the partnerships under an operating lease. Rental payments made during the years ended January 31, 1993 and 1992 were $594 for both years. In January 1993, the Company paid $385 to the partnership to buy out the remaining term of the lease.
  (d) The Company is reimbursed for certain expenses paid on behalf of its 50 percent owned affiliate. At January 31, 1994, accounts receivable includes $72 due from the affiliate.

NOTE 15
Lease Obligations

In addition to the lease obligations described in Note 14, the Company leases office, technical, and warehouse facilities from unrelated third parties. Rent expense for these leases was $915, $941, and $969 for the years ended January 31, 1992, 1993, and 1994, respectively. Annual rentals are subject to increases for escalation in operating costs.

Additionally, the Company leases data processing equipment under agreements classified as capital leases (as a lessee) and subleases this equipment to third parties (as a lessor) under agreements classified as capital or operating leases. Rent payments for these leases were $914, $156, and $45 for the years ended January 31, 1992, 1993, and 1994, respectively.

A summary of the Company's commitments with respect to capital and operating leases is:

YEAR ENDING JANUARY 31
- ------------------------------------------------------------------------------------------------
                                                                          Obligations Under
                                               Obligations Under          Operating Leases
                                                Capital Leases              (Facilities)
                                                  (Equipment)
- -----------------------------------------------------------------------------------------------
         1995                                                  $ 96                 $   812
         1996                                                    63                     483
         1997                                                    12                     387
         1998                                                     -                     202
         1999                                                     -                     253
                                                 -------------------    ----------------------
         Total                                                  171                   2,137
         Less interest                                         (14)
                                                 -------------------    ----------------------
            Net amount                                         $157                  $2,137

NOTE 16
Estimated Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company, using current available market information as of each balance sheet date and appropriate valuation methods. Considerable judgment is necessary in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or methods of estimation may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange or the value that ultimately will be realized by the Company upon maturity or disposition.

Generally accepted accounting principles excludes certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

The carrying amounts for cash, receivables, accounts payable, accrued liabilities, and revolving and line of credit notes payable approximate fair value because of the short maturity of these instruments or, as to trade notes receivable, bear interest rates that approximate current market rates.

   The estimated fair values of the Company's other financial instruments are:

                                                                         January 31
                                                           1993                             1994
                                            ---------------------------------------------------------------------
                                                Carrying        Estimated          Carrying        Estimated
                                                  Amount        Fair Value        Amount           Fair Value
- -----------------------------------------------------------------------------------------------------------------
         Nonrecourse lease financing              $330,494          $333,969         $296,794          $297,099
         Installment notes payable                  71,200            69,377           50,832            51,230
         Subordinated notes                         10,000            10,081            9,588            10,433
         Interest rate hedging contracts                 -           (4,509)                -           (1,520)
         Letter of credit                                -             2,493                -             2,561

   The fair values of nonrecourse lease financing, installment notes and subordinated notes are estimated based on market rates of comparable debt for similar remaining maturities at year end. The fair values of interest rate hedging contracts including swaps, and the letter of credit are estimated based on pricing models or formulas using current assumptions.

NOTE 17
Supplemental Disclosures of Cash Flow Information:

                                                           1992                1993               1994
                                                     ---------------     --------------       ------------
         Cash paid for:
            Interest                                       $49,211            $41,941            $33,645
            Income taxes                                       132                 18                190
         Noncash - investing and financing
           activities:
            Capitalized lease obligation for
              equipment acquisitions                           216
            Acquisitions:
               Cash purchase price of fair
                  value of assets acquired                   2,259                                 3,328

                        LDI CORPORATION AND SUBSIDIARIES
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   For the three years ended January 31, 1994
                             (Amounts in thousands)


- -----------------------------------------------------------------------------------------------------------------------
                                                        Balance at                                         Balance
                                                        beginning of                        Amounts        at end of
         Name of debtor                                 period             Additions        collected      period
- -----------------------------------------------------------------------------------------------------------------------
         For the year ended January 31, 1992:
            Affiliated entities:
               LDI Systems   . . . . . . . . . .                 $546             $  5          $(546)            $ 5
               NCP, Ltd  . . . . . . . . . . . .                   53               30            (67)             16
                                                       ---------------      -----------     -----------    ------------
                   Total   . . . . . . . . . . .                  599               35           (613)             21
                                                       ---------------      -----------     -----------    ------------

            Officers, directors and stockholders:
               Others  . . . . . . . . . . . . .                    2               12            (13)              1
                                                       ---------------      -----------     -----------    ------------
                   Total   . . . . . . . . . . .                    2               12            (13)              1
                                                       ---------------      -----------     -----------    ------------
         Total . . . . . . . . . . . . . . . . .                 $601             $ 47          $(626)            $22
                                                       ===============      ===========     ===========     ===========

         For the year ended January 31, 1993:
            Affiliated entities:
               LDI Systems   . . . . . . . . . .                $   5                                            $  5
               NCP, Ltd  . . . . . . . . . . . .                   16             $ 20          $ (18)             18
               Picker Financial Group  . . . . .                                   750           (332)            418
                                                       ---------------      -----------     -----------    ------------
                   Total   . . . . . . . . . . .                   21              770           (350)            441
                                                       ---------------      -----------     -----------    ------------


            Officers, directors and stockholders:
               Others  . . . . . . . . . . . . .                    1               47             (1)             47
                                                       ---------------      -----------     -----------    ------------
                   Total   . . . . . . . . . . .                    1               47             (1)             47
                                                       ---------------      -----------     -----------    ------------
         Total . . . . . . . . . . . . . . . . .                $  22             $817          $(351)           $488
                                                       ===============      ===========     ===========     ===========

         For the year ended January 31, 1994:
            Affiliated entities:
               LDI Systems   . . . . . . . . . .                $   5                                            $  5
               NCP, Ltd  . . . . . . . . . . . .                   18           $   26        $   (19)             25
               Picker Financial Group  . . . . .                  418            1,080         (1,426)             72
                                                       ---------------      -----------     -----------    ------------
                   Total   . . . . . . . . . . .                  441            1,106         (1,445)            102

            Officers, directors and stockholders:
               Others  . . . . . . . . . . . . .                   47                8             (5)             50
                                                       ---------------      -----------     -----------    ------------
                   Total   . . . . . . . . . . .                   47                8             (5)             50
                                                       ---------------      -----------     -----------    ------------

         Total . . . . . . . . . . . . . . . . .                 $488           $1,114        $(1,450)           $152
                                                       ===============      ===========     ===========     ===========

                        LDI CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   For the three years ended January 31, 1994


- ---------------------------------------------------------------------------------------------------------------------------
                                                                          Additions-
                                                       Balance at         charged to       Deductions-        Balance at
                                                       beginning          costs and        accounts           end of
                                                       period             expenses         written off        period
- ---------------------------------------------------------------------------------------------------------------------------
         Year ended January 31, 1992:
            Allowance for doubtful accounts (1)               $2,890           $2,130           $(1,160)            $3,860
                                                        =============   ==============    ==============     ==============
            Allowance for uncollectible future
              lease rentals (2)                               $1,370           $1,402                  0            $2,772
                                                        =============   ==============    ==============     ==============
            Reserve for inventory valuation (3)                    0           $  529                  0            $  529
                                                        =============   ==============    ==============     ==============


         Year ended January 31, 1993:
            Allowance for doubtful accounts (1)               $3,860           $1,230           $(1,390)            $3,700
                                                        =============   ==============    ==============     ==============
            Allowance for uncollectible future
              lease rentals (2)                               $2,772           $  335           $(1,052)            $2,055
                                                        =============   ==============    ==============     ==============
            Reserve for inventory valuation (3)               $  529           $  870          $    (21)            $1,378
                                                        =============   ==============    ==============     ==============

         Year ended January 31, 1994:
            Allowance for doubtful accounts (1)               $3,700           $5,975           $(3,375)            $6,300
                                                        =============   ==============    ==============     ==============

            Allowance for uncollectible future
              lease rentals (2)                               $2,055           $4,590                  0            $6,645
                                                        =============   ==============    ==============     ==============
            Reserve for inventory valuation (3)               $1,378           $7,138           $  (746)            $7,770
                                                        =============   ==============    ==============     ==============
            Reserves and liabilities related to
              discontinued operations and
              restructuring programs (4)                           0           $7,456                  0            $7,456
                                                        =============   ==============    ==============     ==============
            Reserve for residual valuation (5)                     0          $11,060           $(3,600)            $7,460
                                                        =============   ==============    ==============     ==============


(1) The allowance for doubtful accounts is included in the caption "Receivables" in the accompanying consolidated balance sheet.

(2) The allowance for uncollectible future lease rentals is included in the caption "Leased Assets - Sales-Type and Direct Financing Leases" in the accompanying consolidated balance sheet.

(3) The reserve for inventory valuation is included in the caption "Inventory held for lease or sale" in the accompanying consolidated balance sheet.

(4) Reserves and liabilities related to discontinued operations and restructuring programs is included in the "Liabilities" section in the accompanying consolidated balance sheet.

(5) The reserve for residual valuation is included in the caption "Leased Assets - Sales-Type and Direct Financing Leases" in the accompanying consolidated balance sheet.

                        LDI CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX - SHORT TERM BORROWINGS
                   For the three years ended January 31, 1994
                             (Dollars in thousands)


- ---------------------------------------------------------------------------------------------------------------------------
                                                                           Maximum         Average         Weighted
                                                               Weighted    amounts         amount          average
                                               Balance at      average     outstanding     outstanding     interest rate
                                               end of          interest    during the      during the      during the
         Category of short-term borrowings     period          rate        period          period (3)       period (4)
- ---------------------------------------------------------------------------------------------------------------------------
         Year ended January 31, 1992:
            Notes payable to banks (1)          $ 160,390        5.34%       $ 163,860      $ 139,596           6.77%
            Nonrecourse commercial
               paper (2)                        $  42,985        4.88%       $  46,833      $  41,803           6.65%

         Year ended January 31, 1993:
            Notes payable to banks (1)          $  90,730        4.28%       $ 168,570      $ 127,702           4.71%
            Nonrecourse commercial
               paper (2)                        $  51,660        3.61%       $  58,346      $  52,376           4.11%

         Year ended January 31, 1994:
            Notes payable to banks (1)          $ 129,845        4.29%       $ 134,940      $ 115,027           4.27%
            Nonrecourse commercial
               paper (2)                        $  43,788        3.41%       $  51,660      $  45,240           3.54%



(1) Notes payable to banks represent borrowings under revolving credit and lines of credit agreements with domestic banks, including $12,000, $13,750 and $32,770 of amounts subsequently refinanced on a nonrecourse basis as of January 31, 1992, 1993, and 1994, respectively.

(2) Nonrecourse commercial paper shown above consists of the Company's program through which it sells lease receivables to a wholly-owned subsidiary that issues commercial paper backed by an annually renewing five year $60 million letter of credit. See Note 10 of the Notes to Consolidated Financial Statements.

(3) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by the number of months.

(4) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt balance outstanding.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The description of the directors of the Registrant is incorporated hereby by reference from the section of the Proxy Statement for the Annual Meeting of Stockholders to be held on a date yet to be determined (the "Proxy Statement"), entitled "Election of Directors," which Proxy Statement will be available in May 1994.

         A description of the executive officers of the Registrant follows:


                                                                      Offices Held and
              Name                     Age                          Business Experience
              ----                     ---                          -------------------
           Robert S. Kendall        55              Chairman and Chief Executive  Officer of the Company since  February 1989;
                                                    President  of the  Company from June  1986 to February  1989; Treasurer of the Company  from  June  1986  to  February  1988;  President  of  Leasing
                                                    Dynamics, Inc.  from 1972  until July  1989, and  Chairman from  July 1989 until its merger into the Company in April 1991.

          Michael R. Kennedy        51              On March 31, 1994 Mr. Kennedy announced his resignation, effective May 31, 1994, as President and  Chief Operating Officer of the Company which he has been since February 1989; Senior  Executive  Vice President  of the  Company  from
                                                    February  1988 to February 1989; Executive  Vice President of the Company from
                                                    June 1986 to February 1988 and of Leasing Dynamics, Inc. from 1972 to
                                                    February 1988.

          Thomas A. Cutter          51              On March 31, 1994 Mr. Cutter announced his resignation, effective May 31, 1994, as Vice Chairman and  Senior Executive  Vice President of  the Company  which he has been since February 1989;  Executive Vice President of the Company from
                                                    February 1988 to February  1989; Senior Vice President of the Company from
                                                    June 1986 to February 1988; and of Leasing Dynamics,  Inc. from December 1983 until its merger into the Company in April 1991.

                                                                 Offices Held and
           Name                     Age                        Business Experience
           ----                     ---                        -------------------
         Jerry E. Kish              46            On March 31, 1994 Mr. Kish announced his resignation, effective May 31, 1994, as
                                                  Executive Vice  President and Chief Financial Officer of the Company, which he has been since July 1990;  Controller of  the Company  from July  1990 to
                                                  December  1992; Assistant  Secretary  of  the   Company  since  June  1989;
                                                  Senior  Vice President, Finance  and Administration of  the Company from
                                                  February 1989 to December 1990; Senior Vice President of the Company from
                                                  February 1988 to February  1989; Secretary of the Company from  June 1986 to
                                                  April 1989; Vice President-Finance of  the Company  from June 1986  to February
                                                  1988; Vice President of  Leasing Dynamics, Inc. from 1983 until  its merger into the Company in April 1991.

         Michael T. Joseph          37            On March 31, 1994, Mr. Joseph resigned as Senior Vice President of  the Company a position he held since  June 1991; Vice President  of the Company from March
                                                  1990  to June 1991; President of  Leasing Dynamics, Inc. from July 1989 to March
                                                  1993;  and President of LDI Disaster Recovery Corporation from February 1988 until its  merger into the Company in April 1991.

         Jay J. Ross                49            Mr Ross, Senior  Vice President of the  Company since June  1991, resigned effective April 30, 1994;  Vice President of the Company  from February  1988 to
                                                  June 1991;  officer  and Director  of certain of  the Company's subsidiaries from 1979 until  their merger into the Company in April 1991.

         Frank G. Skedel            47            Senior  Vice President of  the Company since  June 1991; Treasurer  of the
                                                  Company since  March 1991; Vice President  of the Company  from April 1989 to  June 1991;  Treasurer of  the Company  from February  1988  to January
                                                  1990; and President  of LDI Financial Services Corp. from  July 1989 until its merger into the Company in April 1991.

                                                     Offices Held and
             Name                   Age             Business Experience
             ----                   ---             -------------------
         Walter R. Collins, Jr.     58             Vice  President,  Financial  Reporting of  the  Company  since  July 1990;
                                                   Corporate Controller  of the  Company from  June 1986  to July 1990;  Vice
                                                   President of  Leasing Dynamics, Inc. from  May 1988 until its  merger into the Company  in April 1991; Corporate Controller of Leasing Dynamics, Inc.
                                                   from July 1985 to July 1989.

         Benjamin W. Cannon         49             Vice President since March, 1994; General Counsel and Secretary of the Company
                                                   since March 1992.  From June 1981 to February  1992 he was employed  by
                                                   Comdisco, Inc. (lessor  of data processing  equipment) where  he  served  as
                                                   Vice President  and  General Manager,  Venture  Group  from  September  1990 to  February  1992;  Vice President, Marketing  from August 1988  to September
                                                   1990;  Assistant Vice President  and  Director, Capital  Equipment from
                                                   October 1986  to August 1988;  President, Comdisco  International from  November
                                                   1982 to  October 1986; and Assistant General Counsel from June 1981 to
                                                   November 1982.

         Mont C. Hollingsworth      46             Vice President and  Controller of  the Company since  December 1992;  Vice
                                                   President and  Controller,  Leasing Services  Group,  from April  1991  to
                                                   December  1992; Vice  President and Controller  of Leasing  Dynamics, Inc.
                                                   from January  1989 until its  merger into the  Company in April  1991; and
                                                   Director of Corporate Accounting from January 1987 to January 1989.


ITEM 405 DISCLOSURE

         None.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated by referenced from the section of the Proxy Statement entitled "Executive Compensation," which Proxy Statement will be available in May 1994.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management, which Proxy Statement will be available in May 1994.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation--Certain Transactions," which Proxy Statement will be available in May 1994.



                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements and related notes of the Registrant and its subsidiaries are included herein:

        Report of Independent Public Accountants

        Consolidated Balance Sheets, as of January 31, 1993 and 1994

        Statements of Consolidated Earnings for the Years Ended January 31, 1992, 1993 and 1994

        Statements of Consolidated Cash Flows for the Years Ended January 31, 1992, 1993 and 1994

        Statements of Consolidated Shareholders' Equity for the Years Ended January 31, 1992, 1993 and 1994

        Notes to Consolidated Financial Statements for the Years Ended January 31, 1992, 1993 and 1994


(a)(2)   Financial Statement Schedules:

        The following financial statement schedules are included herein:

        Schedule II - Amounts Receivable from Related Parties

        Schedule VIII - Valuation and Qualifying Accounts

        Schedule IX - Short-Term Borrowings


(a)(3)   Exhibits:


          Exhibit No.       Description of Exhibits
        --------------     -------------------------




              3.01          Restated Certificate of Incorporation

              3.02          By-laws, as amended

              4.01          Specimen Stock Certificate

              4.02          Note  Purchase Agreement dated August 31,  1988, among the Registrant,  Northwestern National Life
                            Insurance Company and the other parties listed in Appendix I thereto

              4.03          Amendment dated as of  January 31, 1992,  to the Note Purchase  Agreement dated August  31, 1988, among  the Registrant, Northwestern National Life Insurance Company and the other parties listed in
                            Appendix I thereto

              4.04          Note Purchase  Agreement dated  as of  August  1, 1989,  among the  Registrant, Northwestern  National
                            Life Insurance Company and the other parties listed in Appendix I thereto

              4.05          Amendment dated as of  January 31, 1992,  to the Note  Purchase Agreement dated August  31, 1989, among  the Registrant, Northwestern National Life Insurance Company and the other parties listed in
                            Appendix I thereto

              4.06          Form of Indemnification Agreement

              4.07          Stockholders' Agreement  dated May 22,  1987, among the Registrant,  Robert S. Kendall,  Michael R.
                            Kennedy, Thomas A. Cutter, Ronald M. Lipson, Jay J. Ross,  Primus Capital Fund and National City
                            Venture Corporation, as amended

              4.08          Amended and Restated Credit  Agreement dated as of November 16, 1990,  between LDI Lease Funding
                            Corporation and the Dai-Ichi  Kangyo Bank Ltd., Chicago  Branch, and Specimen Nonrecourse  Promissory
                            Note of  LDI Lease Funding Corporation

              4.09          First Amendment  dated August 1,  1991, to Amended  and Restated Credit  Agreement dated November  16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch

             Exhibit No.       Description of Exhibits
             -----------       -----------------------
              4.10          Second Amendment dated November 15, 1991,  to Amended and Restated Credit Agreement dated November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch

              4.11          Third  Amendment dated January 15, 1992,  to Amended and Restated Credit  Agreement dated November
                            16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch

              4.12          Fourth Amendment dated April  29, 1992, to Amended  and Restated Credit Agreement  dated November
                            16,  1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch

              4.13          Fifth Amendment dated  October 1, 1992,  to Amended  and Restated Credit Agreement dated  November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch

              4.14          Sixth Amendment  dated July 15,  1993, to  Amended and Restated  Credit Agreement  dated November
                            16,  1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch

              4.15          Seventh Amendment  dated October 1, 1993, to Amended and Restated  Credit Agreement dated November
                            16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch

              4.16          Amended and Restated  Lease Receivables Transfer  Agreement dated February  15, 1994, among the
                            Registrant, CXC Incorporated and Citicorp North America , Inc.

              4.17          Amended and  Restated Credit Agreement  dated as of December  14, 1992, among the  Registrant;
                            National City Bank; Society National Bank (successor  by merger to Ameritrust Company National
                            Association); Comerica Bank (successor by  merger between Manufacturers  Bank, N.A.,  formerly known as  Manufacturers National Bank  of Detroit); Michigan  National Bank, The  Daiwa Bank, Limited;  The
                            Fifth Third  Bank; Star Bank,  N.A.; First National Bank of Ohio; and The Bank of Tokyo Trust Company

              4.18          Open-end Mortgage and Security Agreement dated January 31, 1991, between LDI  Realty Corp., as Trustee under LDI Realty Trust, and Metropolitan Life Insurance Company

              4.19          Note Secured  by Mortgage dated  January 31,  1991, between LDI  Realty Corp., as  Trustee under  LDI
                            Realty Trust, and Metropolitan Life Insurance Company

          Exhibit No.       Description of Exhibits
          -----------       -----------------------
              4.20          Note Purchase Agreement  dated as of July  2, 1991, between Registrant  and Olympus Private Placement
                            Fund, L.P.

              4.21          Amended and  Restated Promissory  Note of the  Registrant dated  as of  July 1, 1993,  in favor  of
                            National Westminster Bank USA

              4.22          Credit Agreement dated as of August 3, 1992,  among Registrant, as the Borrower, certain Commercial
                            Lending Institutions, as the Lenders, and Continental Bank N.A., as Agent

              4.23          Commitment letter dated April 28, 1994 in favor of Registrant by certain banks and National City Bank,
                            Society National Bank and Continental Bank N.A., as Co-Agents

              4.24          Credit Agreement dated as of May 2, 1994 among Registrant, certain commercial lending institutions, and National City Bank, Society National Bank and Continental Bank N.A., as Co-Agents

              4.25          Security Agreement dated as of May 2, 1994 by Registrant in favor of Continental Bank N.A., as
                            Collateral Agent

              4.26          Amendment dated April 29, 1994 to Amended and Restated Promissory Note of Registrant dated as of
                            July 1, 1993 in favor of National Westminster Bank USA

             10.01          Lease dated  March 9, 1989,  between LDI  Disaster Recovery Corporation  and Blue Cross  and Blue
                            Shield of Michigan

             10.02          Sublease  Agreement dated  February  17, 1989,  between  Savings and  Loan  Data Corporation,  Inc.
                            and  LDI Disaster Recovery Corporation

             10.03          Lease dated October 14, 1988, between Lennox I-4 Lakeland Associates and Prompt Computer Group, Inc.

             10.04          Lease dated February 1, 1990, between Registrant and Cleveland Center Venture

             10.05          Leases dated November 1, 1990, between certain of the Registrant's subsidiaries and NCP, Ltd.

             10.06          Lease dated January 1, 1991 between LDI Realty Corp., as Trustee under LDI Realty Trust, and the
                            Registrant

             10.07          Ground Lease dated June 28, 1991, between the Registrant and First Interstate Hawthorne Limited
                            Partnership

             10.08          Lease dated March 22, 1992, between the Registrant and Westlake Center Associates Limited Partnership

             10.09          Ground Lease between LDI Computer Systems, Inc. and IKEA Property, Inc. dated August 27, 1993

             10.10          Lease dated April 22, 1993, between the Registrant and NCP, LTD.

         Exhibit No.       Description of Exhibits
         -----------       -----------------------
            10.11          Lease dated December 17, 1993, between LDI Computer systems, Inc. and NCP, LTD.

            10.12          Amended and Restated Stock Option Plan

            10.13          LDI Corporation Retirement Savings Plan

            10.14          Employee Stock Award Plan

            10.15          LDI Corporation Pension Plan and Trust

            10.16          LDI Corporation Restricted Stock Plan

            10.17          Agreements dated January 6 and January 14, 1994, among Registrant, LDI Computer Systems, Inc.,
                           MST Systems, Inc. and NCP, LTD. relating to restructuring of various real estate leases

            11.01          Computation of Earnings per Share for the period ended January 31, 1994

            22.01          List of Subsidiaries

(b)     Reports on Form 8-K:

        No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

(c)     Exhibits:

        The Exhibits listed in Item 14 are included and submitted with this report.

(d)     Financial Statement Schedules:

        The financial statement schedules required to be filed with this report are included in Item 8 of this report.


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LDI CORPORATION

Date: May  2  , 1994                By:/s/ Robert S. Kendall
          ---                       -----------------------------------------
                                       Robert s. Kendall, Chairman, Chief
                                       Executive Officer and Director

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Robert S. Kendall            Chairman, Chief Executive Officer          May   2  , 1994
- -----------------------------   and Director (Principal Executive              -----
Robert S. Kendall               Officer)

/s/Michael R. Kennedy           President, Chief Operating Officer         May   2  , 1994
- -----------------------------   and Director                                   -----
Michael R. Kennedy

/s/Thomas A. Cutter             Vice Chairman, Senior Executive            May   2  , 1994
- -----------------------------   Vice President and Director                    -----
Thomas A. Cutter

/s/Jerry E. Kish                Executive Vice President, Chief            May   2  , 1994
- -----------------------------   Financial Officer and Director                 -----
Jerry E. Kish                   (Principal Financial Officer)

/s/Scott s. Cowen               Director                                   May   2  , 1994
- -----------------------------                                                  -----
Scott S. Cowen

/s/Norton W. Rose               Director                                   MAY   2  , 1994
- -----------------------------                                                  -----
Norton W. Rose

/s/Mont C. Hollingsworth        Vice President and Controller              May   2  , 1994
- -----------------------------   (Chief Accounting Officer )                    -----
Mont C. Hollingsworth




                                                           EXHIBIT INDEX
                                                                                                                Sequential Page No.
Exhibit                                                                                                         or Incorporation by
  No.         Description of Exhibits                                                                                Reference *
- -------       -----------------------                                                                           -------------------
3.01          Restated Certificate of Incorporation                                                                       (1)

3.02          By-laws, as amended                                                                                        (11)

4.01          Specimen Stock Certificate                                                                                  (1)

4.02          Note  Purchase Agreement dated August 31,  1988, among the Registrant,  Northwestern National Life
              Insurance Company and the other parties listed in Appendix I thereto                                        (2)

4.03          Amendment dated as of  January 31, 1992,  to the Note Purchase  Agreement dated August  31, 1988, among  the Registrant, Northwestern National Life Insurance Company and the other parties listed in
              Appendix I thereto                                                                                         (12)

4.04          Note Purchase  Agreement dated  as of  August  1, 1989,  among the  Registrant, Northwestern  National
              Life Insurance Company and the other parties listed in Appendix I thereto                                   (5)

4.05          Amendment dated as of  January 31, 1992,  to the Note  Purchase Agreement dated August  31, 1989, among  the Registrant, Northwestern National Life Insurance Company and the other parties listed in
              Appendix I thereto                                                                                         (12)

4.06          Form of Indemnification Agreement                                                                           (1)

4.07          Stockholders' Agreement  dated May 22,  1987, among the Registrant,  Robert S. Kendall,  Michael R.
              Kennedy, Thomas A. Cutter, Ronald M. Lipson, Jay J. Ross,  Primus Capital Fund and National City
              Venture Corporation, as amended                                                                             (8)

4.08          Amended and Restated Credit  Agreement dated as of November 16, 1990,  between LDI Lease Funding
              Corporation and the Dai-Ichi  Kangyo Bank Ltd., Chicago  Branch, and Specimen Nonrecourse  Promissory
              Note of  LDI Lease Funding Corporation                                                                     (11)

4.09          First Amendment  dated August 1,  1991, to Amended  and Restated Credit  Agreement dated November  16,
              1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch              (11)


                                                                                                                 Sequential Page No.
Exhibit                                                                                                          or Incorporation by
  No.         Description of Exhibits                                                                                 Reference *
- -------       -----------------------                                                                            -------------------
4.10          Second Amendment dated November 15, 1991,  to Amended and Restated Credit Agreement dated November 16,
              1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch              (11)

4.11          Third  Amendment dated January 15, 1992,  to Amended and Restated Credit  Agreement dated November
              16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch          (11)

4.12          Fourth Amendment dated April  29, 1992, to Amended  and Restated Credit Agreement  dated November
              16,  1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch         (12)

4.13          Fifth Amendment dated  October 1, 1992,  to Amended  and Restated Credit Agreement dated  November 16,
              1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch           (14)

4.14          Sixth Amendment  dated July 15,  1993, to  Amended and Restated  Credit Agreement  dated November
              16,  1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch      (16)

4.15          Seventh Amendment  dated October 1, 1993, to Amended and Restated  Credit Agreement dated November
              16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch       (17)

4.16          Amended and Restated  Lease Receivables Transfer  Agreement dated February  15, 1994, among the
              Registrant, CXC Incorporated and Citicorp North America , Inc.

4.17          Amended and  Restated Credit Agreement  dated as of December  14, 1992, among the  Registrant;
              National City Bank; Society National Bank (successor  by merger to Ameritrust Company National
              Association); Comerica Bank (successor by  merger between Manufacturers  Bank, N.A.,  formerly known as  Manufacturers National Bank  of Detroit); Michigan  National Bank, The  Daiwa Bank, Limited;  The
              Fifth Third  Bank; Star Bank,  N.A.; First National Bank of Ohio; and The Bank of Tokyo Trust Company      (15)

4.18          Open-end Mortgage and Security Agreement dated January 31, 1991, between LDI  Realty Corp., as Trustee
              under LDI Realty Trust, and Metropolitan Life Insurance Company                                             (8)

4.19          Note Secured  by Mortgage dated  January 31,  1991, between LDI  Realty Corp., as  Trustee under  LDI
              Realty Trust, and Metropolitan Life Insurance Company                                                       (8)


                                                                                                                Sequential Page No.
Exhibit                                                                                                         or Incorporation by
  No.          Description of Exhibits                                                                               Reference *
- -------        -----------------------                                                                          --------------------
 4.20          Note Purchase Agreement  dated as of July  2, 1991, between Registrant  and Olympus Private Placement
               Fund, L.P.                                                                                                (9)

 4.21          Amended and  Restated Promissory  Note of the  Registrant dated  as of  July 1, 1993,  in favor  of
               National Westminster Bank USA                                                                            (17)

 4.22          Credit Agreement dated as of August 3, 1992,  among Registrant, as the Borrower, certain Commercial
               Lending Institutions, as the Lenders, and Continental Bank N.A., as Agent                                (11)

 4.23          Commitment letter dated May 2, 1994 in favor of Registrant by certain banks and National City
               Bank, Society National Bank and Continental Bank N.A., as Co-Agents

 4.24          Credit Agreement dated as of May 2, 1994 among Registrant, certain commercial lending institutions, and National City Bank, Society National Bank and Continental Bank N.A., as Co-Agents

 4.25          Security Agreement dated as of May 2, 1994 by Registrant in favor of Continental Bank N.A., as
               Collateral Agent

 4.26          Amendment dated April 29, 1994 to Amended and Restated Promissory Note of Registrant dated as of July 1, 1993 in favor of National Westminster Bank USA

 4.27          Amendment dated April 29, 1994 to Note Purchase Agreement dated as of July 2, 1991, between
               Registrant and Olympus Private Placement Fund, L.P.

 4.28          Amendment dated May 2, 1994 to Note Purchase Agreement dated August 31, 1989, among
               Registrant, Northwestern National Life Insurance Company and the other parties listed in
               Appendix I thereto

10.01          Lease dated  March 9, 1989,  between LDI  Disaster Recovery Corporation  and Blue Cross  and Blue
               Shield of Michigan                                                                                        (3)

10.02          Sublease  Agreement dated  February  17, 1989,  between  Savings and  Loan  Data Corporation,  Inc.
               and  LDI Disaster Recovery Corporation                                                                    (3)

10.03          Lease dated October 14, 1988, between Lennox I-4 Lakeland Associates and Prompt Computer Group, Inc.      (3)

10.04          Lease dated February 1, 1990, between Registrant and Cleveland Center Venture                             (8)

10.05          Leases dated November 1, 1990, between certain of the Registrant's subsidiaries and NCP, Ltd.             (8)

10.06          Lease dated January 1, 1991 between LDI Realty Corp., as Trustee under LDI Realty Trust, and the
               Registrant                                                                                                (8)

10.07          Ground Lease dated June 28, 1991, between the Registrant and First Interstate Hawthorne Limited
               Partnership                                                                                              (10)

10.08          Lease dated March 22, 1992, between the Registrant and Westlake Center Associates Limited Partnership    (15)

10.09          Ground Lease between LDI Computer Systems, Inc. and IKEA Property, Inc. dated August 27, 1993            (17)

10.10          Lease dated April 22, 1993, between the Registrant and NCP, LTD.


                                                                                                                Sequential Page No.
Exhibit                                                                                                         or Incorporation by
  No.          Description of Exhibits                                                                               Reference *
- -------        -----------------------                                                                          --------------------
10.11          Lease dated December 17, 1993, between LDI Computer systems, Inc. and NCP, LTD.

10.12          Amended and Restated Stock Option Plan                                                                   (8)

10.13          LDI Corporation Retirement Savings Plan                                                                  (3)

10.14          Employee Stock Award Plan                                                                                (3)

10.15          LDI Corporation Pension Plan and Trust                                                                  (11)

10.16          LDI Corporation Restricted Stock Plan                                                                    (6)

10.17          Agreements dated January 6 and January 14, 1994, among Registrant, LDI Computer Systems, Inc.,
               MST Systems, Inc. and NCP, LTD. relating to restructuring of various real estate leases

11.01          Computation of Earnings per Share for the period ended January 31, 1994

22.01          List of Subsidiaries

24.01          Consent of Deloitte & Touche

- ----------

*Page references are to the one sequentially paginated Annual Report on Form
 10-K filed with the Securities and Exchange Commission pursuant to SEC Rule 0-3(b) and (c). No other Annual Reports on Form 10-K are paginated.


 (1) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-14486) and incorporated herein by reference.

 (2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1988, and incorporated herein by reference.

 (3) Included as an exhibit to the Registrant's Annual Report on Form
     10-K (No. 0-15994) for the year ended January 31, 1989, and incorporated herein by reference.

 (4) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended July 31, 1989, and incorporated herein by reference.

 (5) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1989, and incorporated herein by reference.

 (6) Included as an exhibit to the Registrant's Annual Report on Form
     10-K (No. 0-15994) for the year ended January 31, 1990, and incorporated herein by reference.

 (7) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1990, and incorporated herein by reference.

 (8) Included as an exhibit to the Registrant's Annual Report on Form
     10-K (No. 0-15994) for the year ended January 31, 1991, and incorporated herein by reference.

 (9) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, and incorporated herein by reference.

(10) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1991, and incorporated herein by reference.

(11) Included as an exhibit to the Registrant's Annual Report on Form
     10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.

(12) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended April 30, 1992, and incorporated herein by reference.

(13) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended July 31, 1992, and incorporated herein by reference.

(14) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1992, and incorporated herein by reference.

(15) Included as an exhibit to the Registrant's Annual Report on Form
     10-K (No. 0-15994) for the year ended January 31, 1993, and incorporated herein by reference.

(16) Included as an exhibit to the Registrant's Annual Report on Form 10-Q (No. 0-15994) for the year ended April 30, 1993, and incorporated herein by reference.

(17) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1993, and incorporated herein by reference.