Form 10-Q
period 1994-04-30
LDI CORP
filed 1994-06-14
CIK 814500

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1994
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

For the Quarter Ended: April 30, 1994          Commission File Number:  0-15994
                       --------------                                   -------

                                LDI CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                                   31-1179824
             --------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1375 EAST NINTH STREET, CLEVELAND, OHIO 44114
- - ---------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (216) 687-0100
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                                    NO
                      ---                                      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                6,727,457 shares of Common Stock, $.01 par value,
                               as of May 31, 1994

                                                 PART I - FINANCIAL INFORMATION

                                                  Item 1. Financial Statements

                                                LDI CORPORATION AND SUBSIDIARIES

                                        STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND 1993
                                          (Dollars in Thousands, Except Per Share Data)
                  ========================================================================================
                                                                                 1994              1993
                                                                             ----------         ----------
                  REVENUES:
                       Leasing  . . . . . . . . . . . . . . . . . . .           $20,675            $34,102
                       Direct sales   . . . . . . . . . . . . . . . .            24,049             21,644
                       Technical services   . . . . . . . . . . . . .             3,923              4,757
                       Equity in earnings of 50% owned affiliate  . .               207                 55
                       Other  . . . . . . . . . . . . . . . . . . . .               183              1,086
                                                                             ----------         ----------
                          Total   . . . . . . . . . . . . . . . . . .            49,037             61,644
                                                                             ----------         ----------

                  COSTS AND EXPENSES:
                       Leasing  . . . . . . . . . . . . . . . . . . .            10,943             19,443
                       Direct sales   . . . . . . . . . . . . . . . .            20,577             18,787
                       Technical services   . . . . . . . . . . . . .             2,264              3,040
                       Interest   . . . . . . . . . . . . . . . . . .             7,419              9,057
                       Selling, general, and administrative   . . . .             9,184              9,262
                                                                             ----------         ----------
                          Total   . . . . . . . . . . . . . . . . . .            50,387             59,589
                                                                             ----------         ----------

                  EARNINGS (LOSS) FROM CONTINUING OPERATIONS
                       BEFORE INCOME TAXES  . . . . . . . . . . . . .           (1,350)              2,055

                  Income Tax Expense (Benefit)  . . . . . . . . . . .             (513)                793
                                                                             ----------         ----------
                  EARNINGS (LOSS) FROM CONTINUING OPERATIONS  . . . .             (837)              1,262

                  Loss From Discontinued Operations, Net of
                       Income Tax Benefit of $33  . . . . . . . . . .                 -               (52)
                                                                             ----------         ----------
                  NET EARNINGS (LOSS) . . . . . . . . . . . . . . . .            $(837)             $1,210
                                                                             ==========         ==========

                  EARNINGS (LOSS) PER PRIMARY SHARE:
                       Continuing operations  . . . . . . . . . . . .          $  (.12)             $  .19
                       Discontinued operations  . . . . . . . . . . .                 -              (.01)
                                                                             ----------         ----------
                       Net earnings   . . . . . . . . . . . . . . . .          $  (.12)             $  .18
                                                                             ==========         ==========

                  Average Shares Outstanding (Primary)  . . . . . . .             6,727              6,727
                                                                             ==========         ==========

                  Cash Dividends Paid Per Share . . . . . . . . . . .                 -             $  .04
                                                                             ==========         ==========

See the accompanying notes to consolidated financial statements.

                                                 LDI CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                            APRIL 30, 1994 (UNAUDITED) JANUARY 31, 1994
                                                      (Dollars in Thousands)
                  ============================================================================================================


                                                                                            April 30,           January 31,
                                                                                               1994                 1994
                                                                                             -----------         -----------
                  ASSETS
                  Cash and cash equivalents . . . . . . . . . . . . .                            $21,080           $   8,972
                  Receivables--net of allowance for doubtful accounts                             41,914              41,831
                  Inventory held for lease or sale  . . . . . . . . .                             25,654              18,336
                  Leased assets:
                       Sales-type and direct financing leases   . . .                            376,045             412,561
                       Operating leases--net of accumulated
                        depreciation of $25,360 at April 30, 1994 and
                        $23,412 at January 31, 1994 . . . . . . . . .                             50,173              55,006
                  Land, buildings, equipment and furniture--net of
                        accumulated depreciation of $8,837 at April
                        30, 1994 and $8,521 at January 31, 1994 . . .                             16,277              16,712
                  Net assets of discontinued operations . . . . . . .                             11,842              20,868
                  Other assets  . . . . . . . . . . . . . . . . . . .                             19,717              18,741
                                                                                             -----------         -----------
                       Total  . . . . . . . . . . . . . . . . . . . .                           $562,702            $593,027
                                                                                             ===========         ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  LIABILITIES:
                  Accounts payable  . . . . . . . . . . . . . . . . .                            $18,809            $ 28,793
                  Accrued liabilities . . . . . . . . . . . . . . . .                              7,490               9,508
                  Notes payable . . . . . . . . . . . . . . . . . . .                            142,214             148,175
                  Subordinated notes  . . . . . . . . . . . . . . . .                             10,000              10,000
                  Deferred income taxes . . . . . . . . . . . . . . .                             15,429              15,941
                  Nonrecourse lease financing . . . . . . . . . . . .                            289,173             296,794
                  Reserves and liabilities related to discontinued
                   operations and restructuring programs  . . . . . .                              4,256               7,456
                  Other liabilities . . . . . . . . . . . . . . . . .                              6,052               6,276
                                                                                             -----------         -----------
                       Total liabilities  . . . . . . . . . . . . . .                            493,423             522,943
                                                                                             -----------         -----------


                  SHAREHOLDERS' EQUITY:
                  Common stock, par value of $.01--20,000,000 shares authorized;
                   6,828,984 shares issued  . . . . . . . . . . . . .                                 68                  68
                  Additional paid-in capital  . . . . . . . . . . . .                             44,954              44,922
                  Retained earnings . . . . . . . . . . . . . . . . .                             25,517              26,354
                  Treasury shares at cost--101,527 shares . . . . . .                             (1,260)             (1,260)
                                                                                             -----------         -----------
                       Total shareholders' equity   . . . . . . . . .                             69,279              70,084
                                                                                             -----------         -----------
                       Total  . . . . . . . . . . . . . . . . . . . .                        $   562,702         $   593,027
                                                                                             ===========         ===========


Note: The balance sheet at January 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See the accompanying notes to consolidated financial statements.

                                                LDI CORPORATION AND SUBSIDIARIES

                                       STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND 1993
                                                     (Dollars in Thousands)

                  ======================================================================================================

                                                                                             1994               1993
                                                                                            ---------        ----------
                  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                       Net earnings (loss) from continuing operations  . . . . .             $   (837)        $   1,262
                       Adjustments to reconcile net earnings to net cash flow from operating activities:
                        Depreciation . . . . . . . . . . . . . . . . . . . . . .                5,672             6,783
                        Deferred income taxes  . . . . . . . . . . . . . . . . .                 (513)              773
                        Additions to sales-type and direct financing leases  . .              (14,742)          (27,595)
                        Principal portion of lease rentals received  . . . . . .               50,807            36,146
                        Purchases of inventory for resale  . . . . . . . . . . .              (27,894)          (18,906)
                        Sales, transfers, and disposals of inventory and
                          equipment  . . . . . . . . . . . . . . . . . . . . . .               43,312            56,895
                        Change in reserves related to restructuring programs . .               (1,485)
                        Change in accounts receivable  . . . . . . . . . . . . .                  345             2,146
                        Change in accounts payable . . . . . . . . . . . . . . .               (9,984)          (10,868)
                        Change in accrued expenses and other liabilities . . . .               (2,157)              350
                        Other  . . . . . . . . . . . . . . . . . . . . . . . . .               (1,008)             (564)
                                                                                            ---------        ----------
                      Cash provided by continuing operations   . . . . . . . . .               41,516            46,422
                                                                                            ---------        ----------
                      Discontinued operations:
                        Net loss from operations . . . . . . . . . . . . . . . .                    -               (52)
                        Change in assets and liabilities (except reserves) of
                         discontinued operations  . . . . . . . . . . . . . . . .               8,927              (893)
                        Change in reserves . . . . . . . . . . . . . . . . . . . .             (1,715)                -
                                                                                            ---------        ----------
                      Cash provided by (used in) discontinued operations. . .                   7,212              (945)
                                                                                            ---------        ----------
                          Total  . . . . . . . . . . . . . . . . . . . . . . . .               48,728            45,477
                                                                                            ---------        ----------
                  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
                       Purchases of equipment for lease  . . . . . . . . . . . .              (22,953)          (41,090)
                       Purchases of land, building, equipment and furniture  . .                 (570)             (570)
                       Proceeds from sale of company, equipment and other
                        assets   . . . . . . . . . . . . . . . . . . . . . . . .                  100                 -
                                                                                            ---------        ----------
                         Total   . . . . . . . . . . . . . . . . . . . . . . . .              (23,423)          (41,660)
                                                                                            ---------        ----------
                  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
                       Proceeds from nonrecourse lease financing   . . . . . . .               32,925            15,398
                       Payments on nonrecourse lease financing   . . . . . . . .              (40,154)          (45,607)
                       Change in revolving and line of credit facilities . . . .                 (961)           29,582
                       Payments on installment and term notes  . . . . . . . . .               (5,000)           (2,000)
                       Cash dividends paid . . . . . . . . . . . . . . . . . . .                    -              (269)
                       Other . . . . . . . . . . . . . . . . . . . . . . . . . .                   (7)             (634)
                                                                                            ---------        ----------
                        Total  . . . . . . . . . . . . . . . . . . . . . . . . .              (13,197)           (3,530)
                                                                                            ---------        ----------

                  Increase in Cash and Cash Equivalents  . . . . . . . . . . . .               12,108               287
                  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . .                8,972             4,482
                                                                                            ---------        ----------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD   . . . . . . . . .              $21,080          $  4,769
                                                                                            =========        ==========

See the accompanying notes to consolidated financial statements.

                                        LDI CORPORATION AND SUBSIDIARIES

                                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED APRIL 30, 1994 (UNAUDITED) AND
                                      FOR THE YEAR ENDED JANUARY 31, 1994
                                   (Dollars in Thousands, Except Share Data)

========================================================================================================================

                                                                                          Common
                                                         Additional                      stock in            Total
                                              Common      paid-in        Retained        treasury         shareholders'
                                              stock       capital        earnings        at cost             equity
                                              ------     ----------     ----------       --------         -------------
BALANCE AT FEBRUARY 1, 1993. . . . .          $68         $44,884         $51,952        $(1,260)            $95,644

  Net loss . . . . . . . . . . . . .                                      (24,522)                           (24,522)
  Cash dividends - $.16 per
    share  . . . . . . . . . . . . .                                       (1,076)                            (1,076)
  Compensation expense
    under stock award plan for
    shares issued in a prior
    year . . . . . . . . . . . . . .                           38                                                 38
                                              ---         -------         -------        -------             -------
BALANCE AT JANUARY 31, 1994. . . . .           68          44,922          26,354         (1,260)             70,084

  Net loss . . . . . . . . . . . . .                                         (837)                              (837)
  Compensation expense
    under stock award plan for
    shares issued in a prior
    year . . . . . . . . . . . . . .                           32                                                 32
                                              ---         -------         -------        -------             -------
BALANCE AT APRIL 30, 1994  . . . . .          $68         $44,954         $25,517        $(1,260)            $69,279
                                              ===         =======         =======        =======             =======

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in Thousands, Except Where Indicated)
===============================================================================

1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1994.

2.  Receivables

                                                                  April 30,           January 31,
                                                                     1994                1994
                                                                  ---------           ---------
                 Trade accounts  . . . . . . . . . . . .            $32,198             $34,441
                 Trade notes . . . . . . . . . . . . . .             15,753              13,537
                 Other . . . . . . . . . . . . . . . . .                 63                 153
                 Allowance for doubtful accounts . . . .             (6,100)             (6,300)
                                                                  ---------           ---------
                     Net Receivables   . . . . . . . . .            $41,914             $41,831
                                                                  =========           =========
3.  Accrued and Other Liabilities

                                                                  April 30,          January 31,
                                                                     1994                1994
                                                                  ---------           ---------
                 Accrued liabilities consist of:

                 Compensation  . . . . . . . . . . . . .             $2,199            $  3,896
                 Interest  . . . . . . . . . . . . . . .              1,384               1,594
                 Sales tax . . . . . . . . . . . . . . .              1,188               1,022
                 Other . . . . . . . . . . . . . . . . .              2,719               2,996
                                                                  ---------           ---------
                     Total   . . . . . . . . . . . . . .             $7,490              $9,508
                                                                  =========           =========


                 Other liabilities consist of:

                 Customer rental prepayments . . . . . .             $3,715              $4,035
                 Deferred revenues . . . . . . . . . . .              2,219               2,084
                 Other . . . . . . . . . . . . . . . . .                118                 157
                                                                  ---------           ---------
                     Total   . . . . . . . . . . . . . .             $6,052              $6,276
                                                                  =========           =========

4.  Notes Payable

    Notes payable consist of the following:

                                                     April 30,           January 31,
                                                       1994                 1994
                                                    -----------          ----------
      Revolving and line of credit facilities          $ 96,114            $ 97,075
      Installment notes . . . . . . . . . . .            46,100              51,100
                                                    -----------          ----------
          Total   . . . . . . . . . . . . . .          $142,214            $148,175
                                                    ===========          ==========

   As of April 30, 1994, the Company's revolving credit facilities consisted of a $100 million revolving credit facility with a group of banks and $8.3 million of additional revolving credit facilities maturing on April 30, 1995. At April 30, 1994, $106.3 million was outstanding on these facilities. The agreements provided several borrowing options with varying interest rates depending on the mix of borrowing options used. There are no compensating balances required by the agreements. The Company pays fees ranging from 1/8 percent to 1/4 percent annually to maintain the committed facilities.

   Subsequent to April 30, 1994, $10.8 million of the borrowings under the line of credit facilities was refinanced on a nonrecourse basis. Accordingly, the refinanced amounts have been included in nonrecourse lease financing at April 30, 1994.

   As of April 30, 1994, the Company had $35 million outstanding under a term loan with a group of banks pursuant to a $50 million four year unsecured amortizing term loan agreement. The agreement provides for a floating interest rate based on LIBOR plus 1.125 percent.

   Installment notes, other than the term loan, consist of fixed rate, fixed term notes with interest rates ranging from 9.7 percent to 10.0 percent.

   Pursuant to agreements with the lenders dated May 2, 1994, the $100 million unsecured revolving bank credit facility and the unsecured amortizing term loan are being combined into one secured reducing revolving credit facility of $116 million, maturing on April 30, 1995. The Company reduced the principal outstanding under the prior facilities by $17 million in May 1994. The total commitment under the new facility reduces periodically to $104 million during the term of the facility. Borrowings under the revolving facility are based on a ratio of defined assets to defined recourse debt of the Company.

   The additional revolving credit facility of $8.3 million at May 2, 1994 was also changed to a secured, amortizing term loan maturing on April 30, 1995. Unsecured installment notes of $8.5 million were changed to secured notes with modifications made to the principal repayment schedule to proportionately match the principal amortization of the new secured, reducing revolving credit facility. These notes also mature on April 30, 1995. The remaining $2.6 million of unsecured installment notes have been changed to secured notes and mature, as originally scheduled, on August 31, 1994.

   Prior to entering into these new agreements, the Company had obtained waivers from the lenders for any potential loan covenant violations, such as asset sales or financial ratio requirements that may have resulted from implementation of the Company's strategic plan as discussed in Notes 7 and 8.

   Under the terms of the new loan agreements, the Company is required to maintain certain liquidity, leverage, and net worth ratios. The covenants also prohibit the payment of cash dividends and place restrictions on the amount of borrowing under the facility.

5.  Nonrecourse Lease Financing

Nonrecourse lease financing consists of the following:

                                                            April 30,           January 31,
                                                              1994                  1994
                                                           -----------          -----------
   Nonrecourse discounted lease rentals:
       Financial institutions  . . . . . . . . .              $169,682             $182,713
       Commercial paper  . . . . . . . . . . . .               119,491              114,081
                                                           -----------          -----------
         Total   . . . . . . . . . . . . . . . .              $289,173             $296,794
                                                           ===========          ===========

   Nonrecourse discounted lease rentals consist of fixed rate capital obtained from financial institutions on a nonrecourse basis. The lender has a security interest in the lease rental stream and the underlying asset, but has no recourse to the Company in the case of default by the lessee.

   The Company has also established two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper securitized by lease rental receivables. Both programs are rated A-1 by Standard & Poor's or P-1 by Moody's.

   Under one of the programs, the Company sold lease receivables to a wholly-owned subsidiary that issued commercial paper backed by an annually renewing five year $60 million letter of credit. At April 30, 1994, $44.7 million of commercial paper was outstanding under this program. Effective May 1, 1994, one of the financial institutions which issued a $50 million letter of credit under this program has not extended its 5-year letter of credit for new leases to be financed. Leases funded previously will continue to amortize under the terms of the existing agreement.

   A second securitized program provides for the financing of up to $75 million of lease receivables to an unaffiliated special purpose corporation which issues nonrecourse commercial paper. This program is backed by a $75 million surety bond. At April 30, 1994, $74.8 million of commercial paper was outstanding under this program. On June 3, 1994, the Company executed a letter agreement to increase this program to $125 million. Availability of the increased program size is subject to review and completion of various documents and credit reviews by the program providers.


6.  Subordinated Notes

   In 1991, the Company issued $10 million of 9.375 percent convertible subordinated notes, with interest payable semiannually, maturing in August 2000. Prior to May 1994, the notes were convertible into shares of the Company's common stock. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8 beginning in August 1994, with the premium declining ratably to par in August 1999.

   In conjunction with the initial transaction, the Company issued 45,496 warrants. Each warrant is exercisable by the holder for five years into one share of the Company's common stock. The exercise price is subject to adjustment for stock dividends, splits and certain other issuances of common stock.

   On May 2, 1994, the notes were amended to eliminate the conversion feature, to adjust the exercise price of the outstanding warrants to $6.35 per share, and to issue 1,529,307 additional warrants with the same exercise price, terms, and expiration date as the previously-issued warrants.

   In exchange, the holder of the notes agreed to permit the Company to grant security interests to its recourse lenders. Additionally, the Company and the holder of the notes agreed to modify certain other terms and conditions of the notes.

7.  Restructuring Charges

   During the year ended January 31, 1994, the Board of Directors determined the need to commence a strategic realignment of operations of the Company and to discontinue certain business segments. The strategic plan includes the sales or other divestiture of certain product lines and non-strategic businesses, the closing of facilities, and other measures to improve the Company's overall profitability. The estimated cost of implementing the plan is $6.6 million, recorded in the Company's fourth quarter.

   The estimated costs included $4.3 million attributable to disposing of certain product lines and businesses, $1.7 million to employee severance and terminations and $0.6 million to close facilities. Reserves and liabilities of $3.6 million relating to these items were reported in the balance sheet as of January 31, 1994.

   During the quarter ended April 30, 1994, the Company sold certain assets of its retail services unit and continued the phasing-out of operations of its retail distribution unit. Losses of $0.7 million incurred during the quarter ended April 30, 1994 were charged to reserves for restructured operations. As of May 31, 1994, the Company sold LDI Computer Systems Inc., which sells microcomputers and related equipment to commercial accounts.

8.  Discontinued Operations

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

   As a result of these actions and subsequent implementation of the plan, the Company recorded for its fourth quarter a pretax charge of $11.7 million (after-tax $7.1 million), consisting of $10.8 million for estimated losses during the phase-out period and $0.9 million for employee severance and termination costs. Reserves and liabilities of $3.9 million relating to these items were reported in the balance sheet at January 31, 1994.

   Assets of the discontinued operations, consisting primarily of inventory and accounts receivable at April 30, 1994, are reported on the balance sheets as net assets of discontinued operations. The consolidated financial statements disclose the operating results of discontinued operations separately from continuing operations. Prior period's financial statements have been restated.

   During the quarter ended April 30, 1994, the Company continued the phasing-out of operations of its retail computer superstores, retail PC outlet stores,catalog distribution and software distribution business segments. Losses relating to these segments of $1.7 million incurred during the quarter were charged to reserves for discontinued operations. The Company expects to complete the liquidation of the retail computer superstores in June 1994. All retail PC outlet stores were closed in April 1994. The software distribution segment was sold in March 1994. The catalog distribution segment was sold in May 1994.

9.  Supplemental Disclosures of Cash Flow Information

                                                                 FOR THE THREE MONTHS ENDED
                                                                          APRIL 30,
                                                                   1994            1993
                                                                 --------         --------
                 Cash paid for:
                     Interest  . . . . . . . . . . . . . . .       $7,629           $9,298
                     Income taxes  . . . . . . . . . . . . .         NONE             NONE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LDI CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       Three Months Ended April 30, 1994

===============================================================================


LIQUIDITY AND CAPITAL RESOURCES

Financial Policies
- - ------------------
   Through April 1994, the Company used a combination of unsecured revolving bank credit, unsecured lines of credit and internally generated cash flow to finance, on an interim basis, the acquisition of equipment for lease or sale. As a result of the strategic actions of the Company, the unsecured revolving bank credit and unsecured lines of credit have been changed to secured facilities.

   The Company generally finances the present value of the future lease rentals by the assignment of such rentals to banks, insurance companies, or other lenders on a discounted, nonrecourse basis. In this manner, substantial portion of the equipment cost is financed on a long-term basis and the Company limits its risk, if any, to its equity investment in the equipment.

Liquidity
- - ---------
   Liquidity is provided primarily by cash generated from continuing operating activities, which amounted to $42 million and $46 million for the three months ended April 30, 1994 and 1993, respectively. Cash flow from continuing operating activities for the three months ended April 30, 1994 decreased by $4 million from the prior year's first quarter due primarily to the net loss from continuing operations. Cash flow used in investing activities decreased by $19 million due primarily to lower purchases of equipment for lease. Cash flow used in financing activities increased by $9 million due primarily to a decrease in revolving and line of credit facilities in the current year's quarter compared with a substantial increase in the prior year's quarter, and increased cash provided by nonrecourse lease financings.

Capital Resources
- - -----------------
   As of April 30, 1994, the Company's revolving and line of credit facilities consisted of a $100 million revolving credit facility with a group of banks and $8.3 million of additional revolving credit facilities. The Company also had unsecured installment notes of $11.1 million with a group of insurance companies which mature in 1997 and $35.0 million with banks which mature in 1996.

   The revolving credit agreements provided several borrowing options with varying interest rates depending on the mix of borrowing options used. At April 30, 1994, $106.3 million was outstanding on these facilities.

   The Company has established nonrecourse securitized lease financing facilities, consisting of commercial paper and notes, with $135 million of available funding capacity. As of April 30, 1994, $119.5 million of this amount was utilized. Effective May 1, 1994, one of the financial institutions which issued a $50 million letter of credit for one of the asset-backed financing programs has not extended its letter of credit for new leases, reducing the total available funding capacity to $120 million. Leases funded previously will continue to amortize under the terms of the existing agreement.

   On June 3, 1994, the Company executed a letter agreement to increase one of the programs from $75 million to $125 million. Availability of the increased program size is subject to review and completion of various documents and credit reviews by the program providers.

   The Company is actively seeking replacement letters of credit as well as discussing the extension of the letter of credit with the existing provider. The Company has multiple sources of nonrecourse financing and does not expect this action to have a material adverse effect on its ability to finance new lease activity.

   On May 2, 1994, the lenders issued commitments to combine the $100 million unsecured revolving bank credit facility and the unsecured amortizing term loan agreement into one $116 million secured reducing revolving credit facility maturing on April 30, 1995. The Company reduced the principal outstanding under the prior facilities by $17 million in May 1994. The Company's ability to borrow additional amounts under the revolving facility is based on a ratio of defined assets to defined recourse debt of the Company.

   The additional revolving credit facility of $8.3 million at May 2, 1994 was also changed to a secured, amortizing term loan maturing on April 30, 1995. Unsecured installment notes of $8.5 million were changed to secured notes with modifications made to the principal repayment schedule to proportionately match the principal amortization of the new secured, reducing revolving credit facility. These notes also mature on April 30, 1995. The remaining $2.6 million of unsecured installment notes have been changed to secured notes and mature on August 31, 1994.

   At April 30, 1994, the Company had $441 million of total interest-bearing obligations, including $254 million of floating rate financings. Of the total floating rate financings, only $86 million was subject to interest rate fluctuations, with $152 million of floating-rate financing being converted to fixed-rate financing through interest rate swap agreements and $16 million of floating-rate financings subject to interest rate ceilings through interest rate cap agreements.

Effect On Liquidity Of Strategic Plan
- - -------------------------------------
   Under the strategic restructuring plan, liquidity will be provided by (1) cash generated from operating activities; (2) cash realized from the sale or liquidation of discontinued and non-strategic businesses; (3) cash realized from the sale of certain core business assets that are considered non-strategic by management; (4) cash proceeds from the financing of the present value of future lease rentals and (5) potential availability under the new revolving credit facility.

   LDI's management believes that the Company will be able to generate sufficient liquidity to meet principal amortization and the operating requirements of the core business from the sources detailed above.

Other
- - -----
   Net assets of discontinued operations decreased from January 31, 1994 to April 30, 1994 due primarily to sales of inventory and collection of accounts receivable of the retail computer superstores operation and the PC brokerage and outlet business.

   Inventories increased from January 31, 1994 to April 30, 1994 by approximately $7.3 million primarily due to $3.8 million of additional equipment purchased under lease agreements and the purchase of a mainframe for $3.4 million, currently on hold for a pending sale.

   The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

                        LDI CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      Three Months Ended April 30, 1994 as
               Compared to the Three Months Ended April 30, 1993

===============================================================================

LEASING:

   A summary of the operating results from leasing for the three months ended
April 30, 1994 and 1993 is as follows:

(In Thousands)                           1994            1993
- - ----------------------------------------------------------------
Leasing Revenues                        $20,675          $34,102
Cost of Leasing                          10,943           19,443
Gross Leasing Margin                      9,732           14,659
Percent of Revenue                        47.1%            43.0%

For the three months ended April 30, 1994, leasing revenues declined by 39% from the comparable period in the prior year. During the quarter ended April 30, 1994, the Company experienced a decrease in the number of lease transactions in comparison with the first quarter of 1993. The average lease transaction also decreased in size (dollars). This reflected the ongoing trend in customer demand away from large mainframe computer leases and toward mid-range and smaller computer systems.

A change in the mix of leases recorded in the first quarter of 1994 versus the first quarter of 1993 also occurred. The number of direct financing leases, which spread revenue recognition evenly over the term of the lease, increased by over 400%, while the number of sales-type leases, which recognize a substantial portion of total lease revenue at lease commencement, declined by 53%.

The decline in leasing revenues and transactions was also impacted by the disruption faced by the Company and its employees during the quarter ended April 30, 1994 while the strategic plan was being implemented.

Gross leasing margin (in dollars) decreased by 34% from the prior year's quarter due primarily to the lower lease volume. Lower finance income and additional writedowns of off-lease equipment also contributed to the margin decline. However, the margin as a percent of revenue improved, primarily as a result of the change in mix of the revenue components, as finance income constituted a larger portion of total revenues for the quarter ended April 30, 1994 compared with the corresponding quarter in the prior year.

DIRECT SALES:

   A summary of the operating results from direct sales for the three months ended April 30, 1994 and 1993 is as follows:

(In Thousands)                           1994            1993
- - ----------------------------------------------------------------
Direct Sales                            $24,049          $21,644
Cost of Direct Sales                     20,577           18,787
Gross Sales Margin                        3,472            2,857
Percent of Sales                          14.4%            13.2%

For the three months ended April 30, 1994, direct sales increased by 11% in comparison with the first quarter of 1993. The increase was attributed primarily to additional sales of PC's and related equipment of $3.0 million by LDI Computer Systems Inc., one of the units in the restructuring program. Additional sales of off-lease computer equipment to dealers and end-users in the core business also contributed to the increase, while a substantial decline in sales attributable to a restructured unit being phased out partially offset the total increase.

Gross sales margin (in dollars) improved by 22%, due principally to the higher sales volume and an increase in profitability as a percent of sales. The margin improvement resulted from sales of computer equipment to dealers and end-users and from sales of microcomputers and related accessories sold to commercial accounts attributable to LDI Computer Systems Inc.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the three months ended April 30, 1994 and 1993 is as follows:

(In Thousands)                   1994            1993
- - ---------------------------------------------------------
Services Revenues                 $3,923         $4,757
Cost of Services                   2,264          3,040
Gross Margin                       1,659          1,717
Percent of Revenues                42.3%          36.1%

For the three months ended April 30, 1994, technical services revenues decreased by 18% from the prior year's first quarter. This was due primarily to a decline of $944,000 in disaster recovery services as a result of an agreement, effective May 1, 1993, to form a strategic marketing relationship with SunGard Recovery Services Inc. Through this alliance, the Company is one of SunGard's agents, marketing business recovery services on a nationwide basis and receives a fee for service contracts consummated. The Company's base of business recovery customers and two "hot site" recovery centers were merged into SunGard's operations and are operated by SunGard as part of the agreement.

Gross margin (in dollars) declined by 3%, reflecting the decrease in revenues. This was partially offset by improved profitability as a percent of sales due to the absence, beginning in the second quarter of 1993, of disaster recovery operations, which bore higher direct costs per revenue dollar.

INTEREST EXPENSE:

   For the three months ended April 30, 1994, interest expense decreased by 18% from the prior year's quarter due to lower interest rates and a reduction in the average amount of debt outstanding.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

   For the three months ended April 30, 1994, selling, general and administrative expenses declined by 1% from the comparable quarter in the prior year. The Company's management expects that the cost benefits of the restructuring program will be more fully realized in the second and third quarters of 1994.

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

RESTRUCTURING CHARGES:

   Under the strategic plan, businesses subject to sale or other divestiture (other than those included in Discontinued Operations) included (1) LDI Retail Services, which provides hardware, software, and system integration for retail chain stores; (2) LDI Computer Systems Inc., which sells microcomputers and related equipment to commercial accounts; (3) SeaTech Communications, a ship-to-shore satellite telecommunications venture; and (4) LDI Canada, Ltd., a leasing subsidiary based in Toronto, Canada.

The estimated cost of implementing the plan is $6.6 million, which was recorded in the Company's fourth quarter ($4.3 million after-tax, or $.62 per share). The estimated cost included $4.3 million attributable to disposing of the previously named businesses, $1.7 million for employee severance and terminations and $0.6 million for closing facilities.

During the quarter ended April 30, 1994, the Company sold certain assets of its retail services unit and continued the phasing-out of operations of its retail distribution unit. Losses of $0.7 million incurred during the quarter ended April 30, 1994 were charged to reserves for restructured operations. As of May 31, 1994, the Company sold LDI Computer Systems Inc.

INCOME TAXES:

   The effective income tax benefit rate for continuing operations decreased to 38.0% for the three months ended April 30, 1994 compared to a tax expense rate of 38.6% for the prior period, reflecting a slight decrease in the Company's estimate of the annual effective tax rate for the year ending January 31, 1995.

DISCONTINUED OPERATIONS:

   Under the restructuring plan, discontinued segments include (1) LDI Computer Superstores, the retail PC superstores; (2) LDI Computer Outlets, the retail PC outlet stores; (3) MST Distribution Supply, a catalog distribution business selling PC peripheral equipment and modems; and (4) LDI Open Software, a software distributor company selling UNIX-based systems.

As a result of discontinuing these businesses, the Company recorded for its fourth quarter a charge of $11.7 million ($7.1 million after-tax), consisting of $10.8 million for estimated losses during the phase-out period and $0.9 million for employee severance and termination costs.

During the quarter ended April 30, 1994, the Company continued the phasing-out of operations of its retail computer superstores, retail PC outlet stores, catalog distribution and software distribution business segments. Losses relating to these segments of $1.7 million incurred during the quarter were charged to reserves for discontinued operations. The Company expects to complete the liquidation of the retail computer superstores in June 1994. All retail PC outlet stores were closed in April 1994. The software distribution segment was sold in March 1994. The catalog distribution segment was sold in May 1994.

NET EARNINGS AND EARNINGS PER SHARE

   Changes in net earnings resulted primarily from the factors discussed previously. Primary earnings per share have been computed based on the weighted average number of shares of common stock outstanding during each period. For the three months ended April 30, 1993, fully diluted earnings per share were computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of the assumed conversion of the convertible notes, with related interest expense adjusted accordingly, and the assumed exercise of stock options and warrants. For the three months ended April 30, 1994, fully diluted earnings per share are not shown since the effect would be anti-dilutive.

   Common shares used for computing earnings per share are as follows:

                                  Three Months Ended
                              April 30,          April 30,
(In thousands)                  1994                1993
- - ------------------------------------------------------------
Primary                         6,727              6,727
Fully diluted                     -                7,383

                                                LDI CORPORATION AND SUBSIDIARIES
                                               COMPUTATION OF EARNINGS PER SHARE
                                         (Amounts in Thousands, Except Per Share Data)

                                                                                        THREE MONTHS ENDED
                                                                                              APRIL 30
                                                                                      1994              1993
                                                                                  -----------       -----------
                 Average Shares Outstanding
                 --------------------------

                 1. Average common shares outstanding                                 6,727               6,727

                 2. Net additional shares outstanding assuming stock
                    options exercised and proceeds used to purchase
                    treasury stock                                                       (A)                  -

                 3. Dilutive shares contingently issuable upon conversion
                    of debentures  (See Note 6 of the Notes to Consolidated
                    Financial Statements)                                                (A)                656

                 4. Adjusted average common shares outstanding for
                    fully diluted computation                                         6,727               7,383

                 Net Earnings
                 ------------

                 5. Net earnings (loss) as reported in statements of
                    consolidated earnings                                             $(837)             $1,210

                 6. Decrease in interest expense and amortization of
                    debt issuance costs relating to the subordinated
                    debentures, net of income tax benefit                                 -                 148

                 7. Adjusted net earnings (loss)                                      $(837)             $1,358

                 Earnings Per Share
                 ------------------

                 8. Net earnings (loss) per average common share
                    outstanding                                                     $  (.12)             $  .18

                 9. Net earnings per common share on a fully diluted basis               (A)             $  .18



(A)   Antidilutive

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         LDI CORPORATION


Date: June 14, 1994                      By:   /s/  Frank G. Skedel
                                               ----------------------
                                                    Frank G. Skedel, Executive
                                                    Vice President
                                                    Chief Financial Officer and
                                                    Treasurer

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits

                 The following exhibits required by Item 601 of Regulation S-K are furnished herewith:



          Exhibit No.       Description of Exhibits
         -------------      -----------------------

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

          Exhibit No.       Description of Exhibits
         -------------      -----------------------
              4.10          Second Amendment dated November 15, 1991, to
                            Amended and Restated Credit Agreement dated
                            November 16, 1990, between LDI Lease Funding
                            Corporation and the Dai-Ichi Kangyo Bank Ltd.,
                            Chicago Branch

              4.11 Third Amendment dated January 15, 1992, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch

              4.12 Fourth Amendment dated April 29, 1992, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch

              4.13 Fifth Amendment dated October 1, 1992, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch

              4.14 Sixth Amendment dated July 15, 1993, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch

              4.15 Seventh Amendment dated October 1, 1993, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch

              4.16 Amended and Restated Lease Receivables Transfer Agreement dated February 15, 1994, among the Registrant, CXC Incorporated and Citicorp North America, Inc.

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

          Exhibit No.       Description of Exhibits
         -------------      -----------------------
              4.20          Note Purchase Agreement dated as of July 2, 1991,
                            between Registrant and Olympus Private Placement
                            Fund, L.P.

              4.21 Amended and Restated Promissory Note of the Registrant dated as of July 1, 1993, in favor of National Westminster Bank USA

              4.22 Credit Agreement dated as of August 3, 1992, among Registrant, as the Borrower, certain Commercial Lending Institutions, as the Lenders, and Continental Bank N.A., as Agent

              4.23 Commitment letter dated April 28, 1994 in favor of Registrant and National City Bank, Society National Bank and Continental Bank N.A., as Co-Agents

              4.24 Credit Agreement dated as of May 2, 1994 among Registrant, certain Commercial Lending Institutions, and National City Bank, Society National Bank and Continental Bank N.A., as Co-Agents

              4.25 Security Agreement dated as of May 2, 1994 by Registrant in favor of Continental Bank N.A., as Collateral Agent

              4.26 Amendment dated April 29, 1994 to Amended and Restated Promissory Note of Registrant dated as of July 1, 1993 in favor of National Westminster Bank USA

              4.27 Amendment dated April 29, 1994 to Note Purchase Agreement dated as of July 2, 1991, between Registrant and Olympus Private Placement Fund, L.P.

              4.28 Amendment dated May 2, 1994 to Note Purchase Agreement dated August 31, 1989, among Registrant, Northwestern National Life Insurance Company and the other parties listed in Appendix I thereto

             11.01 Computation of Earnings Per Share for the period ended April 30, 1994

                                                        Sequential Page No.
                                                        or Incorporation by
          Exhibit No.       Description of Exhibits         Reference *
         -------------      -----------------------     -------------------

              3.01          Restated Certificate of
                            Incorporation                       (1)

              3.02          By-laws, as amended                 (7)

              4.01          Specimen Stock Certificate          (1)

              4.02          Note Purchase Agreement dated       (2)
                            August 31, 1988, among the
                            Registrant, Northwestern
                            National Life Insurance Company
                            and the other parties listed in
                            Appendix I thereto

              4.03          Amendment dated as of January       (8)
                            31, 1992, to the Note Purchase
                            Agreement dated August 31, 1988,
                            among the Registrant,
                            Northwestern National Life
                            Insurance Company and the other
                            parties listed in Appendix I
                            thereto

              4.04          Note Purchase Agreement dated as    (3)
                            of August 1, 1989, among the
                            Registrant, Northwestern National
                            Life Insurance Company and the
                            other parties listed in Appendix
                            I thereto

              4.05          Amendment dated as of January       (8)
                            31, 1992, to the Note Purchase
                            Agreement dated August 31, 1989,
                            among the Registrant,
                            Northwestern National Life
                            Insurance Company and the other
                            parties listed in Appendix I
                            thereto

              4.06          Form of Indemnification Agreement   (1)

              4.07          Stockholders' Agreement dated May   (5)
                            22, 1987, among the Registrant,
                            Robert  S. Kendall, Michael R.
                            Kennedy, Thomas A. Cutter, Ronald
                            M. Lipson, Jay J. Ross, Primus
                            Capital Fund and National City
                            Venture Corporation, as amended

              4.08          Amended and Restated Credit         (7)
                            Agreement dated as of November
                            16, 1990, between LDI Lease
                            Funding Corporation and the
                            Dai-Ichi Kangyo Bank Ltd.,
                            Chicago Branch, and Specimen
                            Nonrecourse Promissory Note
                            of LDI Lease Funding
                            Corporation

              4.09          First Amendment dated August        (7)
                            1, 1991, to Amended and Restated
                            Credit Agreement dated November
                            16, 1990, between LDI Lease
                            Funding Corporation and the
                            Dai-Ichi Kangyo Bank Ltd.,
                            Chicago Branch

                                                        Sequential Page No.
                                                        or Incorporation by
          Exhibit No.       Description of Exhibits          Reference *
         -------------      -----------------------     -------------------

              4.10          Second  Amendment dated
                            November 15, 1991, to
                            Amended and Restated Credit         (7)
                            Agreement dated November 16,
                            1990, between LDI Lease
                            Funding Corporation and the
                            Dai-Ichi Kangyo Bank Ltd.,
                            Chicago Branch

              4.11          Third Amendment dated January       (7)
                            15, 1992, to Amended and
                            Restated Credit Agreement
                            dated November 16, 1990,
                            between LDI Lease Funding
                            Corporation and the Dai-Ichi
                            Kangyo Bank Ltd., Chicago
                            Branch

              4.12          Fourth Amendment dated April        (8)
                            29, 1992, to Amended and
                            Restated Credit Agreement
                            dated November 16, 1990,
                            between LDI Lease Funding
                            Corporation and the Dai-Ichi
                            Kangyo Bank Ltd., Chicago
                            Branch

              4.13          Fifth Amendment dated October       (9)
                            1, 1992, to Amended and Restated
                            Credit Agreement dated November
                            16, 1990, between LDI Lease
                            Funding Corporation and the
                            Dai-Ichi Kangyo Bank Limited,
                            Chicago Branch

              4.14          Sixth Amendment dated July 15,      (11)
                            1993, to Amended and Restated
                            Credit Agreement dated November
                            16, 1990, between LDI Lease
                            Funding Corporation and the
                            Dai-Ichi Kangyo Bank Limited,
                            Chicago Branch

              4.15          Seventh Amendment dated October     (12)
                            1, 1993, to Amended and Restated
                            Credit Agreement dated November
                            16, 1990, between LDI Lease
                            Funding Corporation and the
                            Dai-Ichi Kangyo Bank Limited,
                            Chicago Branch

              4.16          Amended and Restated Lease          (4)
                            Receivables Transfer Agreement
                            dated February 15, 1994, among
                            the Registrant, CXC Incorporated
                            and Citicorp North America, Inc.

                                                        Sequential Page No.
                                                        or Incorporation by
          Exhibit No.       Description of Exhibits          Reference *
         -------------      -----------------------     -------------------

              4.17          Amended and Restated Credit         (10)
                            Agreement dated as of December
                            14, 1992, among the Registrant;
                            National City Bank; Society
                            National Bank (successor by
                            merger to Ameritrust Company
                            National Association); Comerica
                            Bank (successor by merger between
                            Manufacturers Bank, N.A.,
                            formerly known as Manufacturers
                            National Bank of Detroit);
                            Michigan National Bank, The
                            Daiwa Bank, Limited; The Fifth
                            Third Bank; Star Bank, N.A.;
                            First National Bank of Ohio;
                            and The Bank of Tokyo Trust
                            Company

              4.18          Open-end Mortgage and Security      (5)
                            Agreement dated January 31, 1991,
                            between LDI Realty Corp., as
                            Trustee under LDI Realty Trust,
                            and Metropolitan Life Insurance
                            Company

              4.19          Note Secured by Mortgage dated      (5)
                            January 31, 1991, between LDI
                            Realty Corp., as Trustee under
                            LDI Realty Trust, and Metropolitan
                            Life Insurance Company

              4.20          Note Purchase Agreement dated as    (6)
                            of July 2, 1991, between Registrant
                            and Olympus Private Placement Fund,
                            L.P.

              4.21          Amended and Restated Promissory     (12)
                            Note of the Registrant dated as
                            of July 1, 1993, in favor of
                            National Westminster Bank USA

              4.22          Credit Agreement dated as of        (7)
                            August 3, 1992, among Registrant,
                            as the Borrower, certain
                            Commercial Lending Institutions,
                            as the Lenders, and Continental
                            Bank N.A., as Agent

              4.23          Commitment letter dated April 28,   (13)
                            1994 in favor of Registrant and
                            National City Bank, Society
                            National Bank and Continental Bank
                            N.A., as Co-Agents

              4.24          Credit Agreement dated as of May    (13)
                            2, 1994 among Registrant, certain
                            Commercial Lending Institutions,
                            and National City Bank, Society
                            National Bank and Continental
                            Bank N.A., as Co-Agents

              4.25          Security Agreement dated as of      (13)
                            May 2, 1994 by Registrant in
                            favor of Continental Bank N.A.,
                            as Collateral Agent

              4.26          Amendment dated April 29, 1994      (13)
                            to Amended and Restated
                            Promissory Note of Registrant
                            dated as of July 1, 1993 in
                            favor of National Westminster
                            Bank USA

              4.27          Amendment dated April 29, 1994      (13)
                            to Note Purchase Agreement
                            dated as of July 2, 1991,
                            between Registrant and Olympus
                            Private Placement Fund, L.P.

              4.28          Amendment dated May 2, 1994         (13)
                            to Note Purchase Agreement
                            dated August 31, 1989, among
                            Registrant, Northwestern
                            National Life Insurance
                            Company and the other
                            parties listed in Appendix
                            I thereto

             11.01          Computation of Earnings Per Share for
                            the period ended April 30, 1994

         -----------
         *Page references are to the one sequentially paginated Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission pursuant to SEC Rule 0-3(b) and (c). No other Quarterly Reports on Form 10-Q are paginated.

         (1) Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-14486) and incorporated herein by reference.

(2) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1988, and incorporated herein by reference.

(3) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1989, and incorporated herein by reference.

(4) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1990, and incorporated herein by reference.

(5) Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1991, and incorporated herein by reference.

(6) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended July 31, 1991, and incorporated herein by reference.

(7) Included as an exhibit to the Registrant's Annual Report on from 10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.

(8) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended April 30, 1992, and incorporated herein by reference.

(9) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1992, and incorporated herein by reference.

(10) Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1993, and incorporated herein by reference.

(11) Included as an exhibit to the Registrant's Annual Report on Form 10-Q (No. 0-15994) for the year ended April 30, 1993, and incorporated herein by reference.

(12) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1993, and incorporated herein by reference.

(13) Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1994, and incorporated herein by reference.