Form 10-Q
period 1994-07-31
LDI CORP
filed 1994-09-14
CIK 814500

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1994
                                    -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ---------------------

For the Quarter Ended: July 31, 1994            Commission File Number: 0-15994
                       -------------


                                LDI CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                   31-1179824
- - -------------------------------                 ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)



4770 Hinckley Industrial Parkway, Cleveland, Ohio 44109-6096
- - ------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  (216) 661-5400
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

                 YES   X                                    NO ______
                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               6,727,457 shares of Common Stock, $.01 par value,
                             as of August 31, 1994


                                                  PART I - FINANCIAL INFORMATION

                                                   Item 1. Financial Statements

                                                 LDI CORPORATION AND SUBSIDIARIES

                                          STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)
                                         FOR THE THREE MONTHS ENDED JULY 31, 1994 AND 1993
                                           (Amounts in Thousands, Except Per Share Data)

                                                                                      1994                1993
                                                                                     -------             -------
                  REVENUES:
                       Leasing  . . . . . . . . . . . . . . . . . . . .              $31,117             $38,637
                       Direct sales   . . . . . . . . . . . . . . . . .               12,380              20,813
                       Technical services   . . . . . . . . . . . . . .                3,962               3,561
                       Equity in earnings of 50% owned affiliate  . . .                  172                 193
                       Other  . . . . . . . . . . . . . . . . . . . . .                  280               1,357
                                                                                     -------             -------
                          Total   . . . . . . . . . . . . . . . . . . .               47,911              64,561
                                                                                     -------             -------

                  COSTS AND EXPENSES:
                       Leasing  . . . . . . . . . . . . . . . . . . . .               19,589              24,411
                       Direct sales   . . . . . . . . . . . . . . . . .               11,969              17,653
                       Technical services   . . . . . . . . . . . . . .                2,077               2,087
                       Interest   . . . . . . . . . . . . . . . . . . .                7,414               8,383
                       Selling, general, and administrative   . . . . .                5,260               9,559
                       Restructuring charges  . . . . . . . . . . . . .                  245                   -
                                                                                     -------             -------
                          Total   . . . . . . . . . . . . . . . . . . .               46,554              62,093
                                                                                     -------             -------

                  EARNINGS FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES   . . . . . . . . . . . . . . .                1,357               2,468

                  Income Tax Expense  . . . . . . . . . . . . . . . . .                  516                 956
                                                                                     -------             -------
                  EARNINGS FROM CONTINUING OPERATIONS . . . . . . . . .                  841               1,512

                  Loss From Discontinued Operations, Net of Income Tax
                    Benefit of $1,888 and $151 Respectively  . . . . .                (3,081)               (239)
                                                                                     -------             -------
                  NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . .              $(2,240)            $ 1,273
                                                                                     =======             =======

                  EARNINGS (LOSS) PER SHARE:
                       Continuing operations  . . . . . . . . . . . . .              $   .12             $   .22
                       Discontinued operations  . . . . . . . . . . . .                 (.46)               (.03)
                                                                                     -------             -------
                       Net earnings   . . . . . . . . . . . . . . . . .              $  (.34)            $   .19
                                                                                     =======             =======

                  Average Shares Outstanding  . . . . . . . . . . . . .                6,727               6,727
                                                                                     =======             =======

                  Cash Dividends Paid Per Share . . . . . . . . . . . .                    -             $   .04
                                                                                     =======             =======

See the accompanying notes to consolidated financial statements.



                                                  PART I - FINANCIAL INFORMATION

                                                   Item 1. Financial Statements

                                                 LDI CORPORATION AND SUBSIDIARIES

                                          STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)
                                          FOR THE SIX MONTHS ENDED JULY 31, 1994 AND 1993
                                           (Amounts in Thousands, Except Per Share Data)

=================================================================================================================================

                                                                                      1994                1993
                                                                                    --------            --------
                  REVENUES:
                       Leasing  . . . . . . . . . . . . . . . . . . . .             $ 51,792            $ 72,739
                       Direct sales   . . . . . . . . . . . . . . . . .               36,429              42,457
                       Technical services   . . . . . . . . . . . . . .                7,885               8,318
                       Equity in earnings of 50% owned affiliate  . . .                  379                 248
                       Other  . . . . . . . . . . . . . . . . . . . . .                  463               2,443
                                                                                    --------            --------
                          Total   . . . . . . . . . . . . . . . . . . .               96,948             126,205
                                                                                    --------            --------

                  COSTS AND EXPENSES:
                       Leasing  . . . . . . . . . . . . . . . . . . . .               30,532              43,854
                       Direct sales   . . . . . . . . . . . . . . . . .               32,546              36,440
                       Technical services   . . . . . . . . . . . . . .                4,341               5,127
                       Interest   . . . . . . . . . . . . . . . . . . .               14,833              17,440
                       Selling, general, and administrative   . . . . .               14,444              18,821
                       Restructuring charges  . . . . . . . . . . . . .                  245                   -
                                                                                    --------            --------
                          Total   . . . . . . . . . . . . . . . . . . .               96,941             121,682
                                                                                    --------            --------

                  EARNINGS FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES   . . . . . . . . . . . . . . .                    7               4,523

                  Income Tax Expense  . . . . . . . . . . . . . . . . .                    3               1,749
                                                                                    --------            --------
                  EARNINGS FROM CONTINUING OPERATIONS . . . . . . . . .                    4               2,774

                  Loss From Discontinued Operations, Net of Income
                      Tax Benefit of $1,888 and $183 Respectively . . .               (3,081)               (291)
                                                                                    --------            --------
                  NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . .
                                                                                    $ (3,077)           $  2,483
                                                                                    ========            ========
                  EARNINGS (LOSS) PER SHARE:
                       Continuing operations  . . . . . . . . . . . . .                    -            $    .41
                       Discontinued operations  . . . . . . . . . . . .             $   (.46)               (.04)
                                                                                    --------            --------
                       Net earnings   . . . . . . . . . . . . . . . . .             $   (.46)           $    .37
                                                                                    ========            ========
                  Average Shares Outstanding  . . . . . . . . . . . . .                6,727               6,727
                                                                                    ========            ========

                  Cash Dividends Paid Per Share . . . . . . . . . . . .                    -            $    .08
                                                                                    ========            ========

See the accompanying notes to consolidated financial statements.



                                                 LDI CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                          JULY 31, 1994 (Unaudited) AND JANUARY 31, 1994
                                                      (Dollars in Thousands)

================================================================================================================================

                                                                                                July 31,           January 31,
                                                                                                  1994                1994
                                                                                                --------             --------
                  ASSETS
                  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             $  9,803             $  8,972
                  Receivables--net of allowance for doubtful accounts . . . . . . .               29,199               41,831
                  Inventory held for lease or sale  . . . . . . . . . . . . . . . .               10,951               18,336
                  Leased assets:
                    Sales-type and direct financing leases  . . . . . . . . . . . .              361,487              412,561
                    Operating leases--net of accumulated depreciation of $25,708
                      at July 31, 1994 and $23,412 at January 31, 1994  . . . . . .               47,248               55,006
                  Land, buildings, equipment and furniture--net of accumulated  . .
                    depreciation of $8,554 at July 31, 1994 and $8,521 at   . . . .
                    January 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .               14,638               16,712
                  Net assets of discontinued operations . . . . . . . . . . . . . .                6,616               20,868
                  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .               19,080               18,741
                                                                                                --------             --------
                           Total  . . . . . . . . . . . . . . . . . . . . . . . . .             $499,022             $593,027
                                                                                                ========             ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  LIABILITIES:
                  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .             $ 12,540             $ 28,793
                  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                7,724                9,508
                  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .              112,975              148,175
                  Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . .               10,000               10,000
                  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .               13,255               15,941
                  Nonrecourse lease financing . . . . . . . . . . . . . . . . . . .              266,734              296,794
                  Reserves and liabilities related to discontinued operations and
                     restructuring programs . . . . . . . . . . . . . . . . . . . .                3,015                7,456
                  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                5,735                6,276
                                                                                                --------             --------
                           Total liabilities  . . . . . . . . . . . . . . . . . . .              431,978              522,943
                                                                                                --------             --------

                  SHAREHOLDERS' EQUITY:
                  Common stock, par value of $.01-- 20,000,000 shares   . . . . . .
                     authorized; 6,828,984 shares issued  . . . . . . . . . . . . .                   68                   68
                  Additional paid-in capital  . . . . . . . . . . . . . . . . . . .               44,959               44,922
                  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .               23,277               26,354
                  Treasury shares at cost--101,527 shares . . . . . . . . . . . . .               (1,260)              (1,260)
                                                                                                --------             --------
                           Total shareholders' equity . . . . . . . . . . . . . . .               67,044               70,084
                                                                                                --------             --------
                            Total   . . . . . . . . . . . . . . . . . . . . . . . .             $499,022             $593,027
                                                                                                ========             ========


NOTE: The balance sheet at January 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See the accompanying notes to consolidated financial statements.



                                                 LDI CORPORATION AND SUBSIDIARIES

                                         STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                          FOR THE SIX MONTHS ENDED JULY 31, 1994 AND 1993
                                                      (Dollars in Thousands)

===================================================================================================================================
                                                                                                 1994                1993
                                                                                              -----------        ------------
                  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                    Net earnings from continuing operations   . . . . . . . . . . .       $            4      $        2,774
                    Adjustments to reconcile net earnings to net cash flow from continuing operations:
                     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . .               10,837              12,312
                     Deferred income taxes  . . . . . . . . . . . . . . . . . . . .               (2,280)              1,654
                     Additions to sales-type and direct financing leases  . . . . .              (49,276)            (43,533)
                     Principal portion of lease rentals received  . . . . . . . . .               89,824              70,804
                     Purchases of inventory for resale  . . . . . . . . . . . . . .              (30,886)            (41,778)
                     Sales, transfers, and disposals of inventory and equipment   .               84,591             104,506
                     Change in reserves related to restructuring programs   . . . .               (2,451)                  -
                     Change in accounts receivable  . . . . . . . . . . . . . . . .                5,407               1,074
                     Change in accounts payable   . . . . . . . . . . . . . . . . .               (9,744)             (9,658)
                     Change in accrued expenses and other liabilities   . . . . . .               (1,816)              2,579
                     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (462)             (1,125)
                                                                                        ----------------       -------------
                    Cash provided by continuing operations  . . . . . . . . . . . .               93,748              99,609
                                                                                        ----------------       -------------
                  Discontinued operations:
                     Net loss from discontinued operations  . . . . . . . . . . . .               (3,081)               (291)
                     Change in assets and liabilities (except reserves) of
                       discontinued operations  . . . . . . . . . . . . . . . . . .               13,650              (4,709)
                     Change in reserves   . . . . . . . . . . . . . . . . . . . . .               (1,990)                  -
                                                                                        ----------------       -------------
                    Cash provided by (used in) discontinued operations  . . . . . .                8,579              (5,000)
                                                                                        ----------------      --------------
                       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              102,327              94,609
                                                                                        ----------------      --------------

                  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
                    Purchases of equipment for lease  . . . . . . . . . . . . . . .              (51,528)            (69,213)
                    Purchases of land, building, equipment and furniture  . . . . .                 (852)             (1,560)
                    Purchase of company   . . . . . . . . . . . . . . . . . . . . .                    -                (720)
                    Proceeds from sale of contracts, equipment and other assets   .                    -               3,591
                    Proceeds from disposal of non-core businesses   . . . . . . . .                8,226                   -
                                                                                        ----------------      --------------
                       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (44,154)            (67,902)
                                                                                        ----------------      --------------
                  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
                    Proceeds from nonrecourse lease financing   . . . . . . . . . .               60,591              51,788
                    Payments on nonrecourse lease financing   . . . . . . . . . . .              (82,661)            (90,777)
                    Borrowings (payments) on recourse notes and credit facilities                (35,200)             15,914
                    Cash dividends paid   . . . . . . . . . . . . . . . . . . . . .                   -                 (538)
                    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (72)             (1,086)
                                                                                         ---------------     ---------------
                       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (57,342)            (24,699)
                                                                                         ---------------     ---------------

                  Increase in Cash and Cash Equivalents . . . . . . . . . . . . . .                  831               2,008
                  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . .                8,972               4,482
                                                                                          --------------     ---------------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . .       $        9,803      $        6,490
                                                                                          ==============     ===============

See the accompanying notes to consolidated financial statements.


                                                 LDI CORPORATION AND SUBSIDIARIES

                                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JULY 31, 1994 (UNAUDITED) AND
                                                FOR THE YEAR ENDED JANUARY 31, 1994
                                           (Dollars in Thousands, Except Per Share Data)

====================================================================================================================================

                                                                                                     Common
                                                                   Additional                       stock in           Total
                                                      Common         paid-in        Retained        treasury       shareholders'
                                                      stock          capital        earnings        at cost            equity
                                                   -----------   --------------  --------------  --------------  -----------------
                 BALANCE AT FEBRUARY 1, 1993 .            $68         $44,884         $51,952        $(1,260)            $95,644

                   Net loss  . . . . . . . . .                                        (24,522)                           (24,522)
                   Cash dividends - $.16 per
                      share  . . . . . . . . .                                         (1,076)                            (1,076)
                   Compensation expense
                    under stock award plan for
                    shares issued in a prior
                    year   . . . . . . . . . .                             38                                                 38
                                                    -----------  --------------  --------------  --------------  ------------------
                 BALANCE AT JANUARY 31, 1994 .             68          44,922          26,354         (1,260)             70,084

                   Net loss  . . . . . . . . .                                         (3,077)                            (3,077)
                   Compensation expense
                    under stock award plan for
                    shares issued in a prior
                    year   . . . . . . . . . .                             37                                                 37
                                                    ------------  -------------  --------------  --------------  -----------------
                 BALANCE AT JULY 31, 1994  . .            $68         $44,959         $23,277        $(1,260)            $67,044
                                                    ============  =============  ==============  ==============  =================

See the accompanying notes to consolidated financial statements.


                        LDI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in Thousands, Except Where Indicated)


1.  Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise disclosed) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1994.

2.  Receivables

                                                                   July 31,           January 31,
                                                                     1994                1994
                                                                ---------------  -----------------
                 Trade accounts  . . . . . . . . . . . .            $21,232             $34,441
                 Trade notes . . . . . . . . . . . . . .             14,026              13,537
                 Other . . . . . . . . . . . . . . . . .                 64                 153
                 Allowance for doubtful accounts . . . .            (6,123)             (6,300)
                                                                 --------------  -----------------
                     Net Receivables   . . . . . . . . .            $29,199             $41,831
                                                                ==============   =================
3.  Accrued and Other Liabilities

                                                                   July 31,          January 31,
                                                                     1994                1994
                                                                --------------   -----------------
                 Accrued liabilities consist of:

                 Compensation  . . . . . . . . . . . . .             $1,400            $  3,896
                 Interest  . . . . . . . . . . . . . . .              1,376               1,594
                 Sales tax . . . . . . . . . . . . . . .                804               1,022
                 Other . . . . . . . . . . . . . . . . .              4,144               2,996
                                                                 -------------   -----------------
                     Total   . . . . . . . . . . . . . .             $7,724              $9,508
                                                                 =============   =================

                 Other liabilities consist of:

                 Customer rental prepayments . . . . . .             $3,560              $4,035
                 Deferred revenues . . . . . . . . . . .              2,017               2,084
                 Other . . . . . . . . . . . . . . . . .                158                 157
                                                                -------------   -----------------
                     Total   . . . . . . . . . . . . . .             $5,735              $6,276
                                                                =============   =================


4.  Notes Payable

                                                                   July 31,             January 31,
                                                                     1994                  1994
                                                                 -------------    -------------------
                 Revolving and line of credit facilities          $  99,639             $  97,075
                 Installment and term notes  . . . . . .             13,336                51,100
                                                                 -------------   --------------------
                     Total   . . . . . . . . . . . . . .           $112,975              $148,175
                                                                 =============   ====================

   As of July 31, 1994, the Company had a $112.8 million secured amortizing revolving credit facility with a group of banks. This facility is the result of combining an existing unsecured revolving credit facility and a four year unsecured term loan on May 2, 1994. The facility amortizes to $105 million, at maturity on April 30, 1995. This credit agreement provides for a floating interest rate based on either LIBOR or the prime rate.

   The Company also had an $8.3 million revolving credit facility which was converted, on May 2, 1994, to a secured amortizing term loan. This facility had an outstanding balance of $4.1 million on July 31, 1994, and a scheduled maturity of April 30, 1995.

   Subsequent to July 31, 1994, $13.7 million of the borrowings under the secured amortizing revolving credit facility were financed on a nonrecourse basis. Accordingly, these amounts have been included in nonrecourse lease financing at July 31, 1994.

   On May 2, 1994, unsecured installment notes of $8.5 million were changed to secured notes with modification made to the principal repayment schedule to proportionately match the principal amortization of the secured amortizing revolving credit facility. These notes aggregated $6.6 million at July 31, 1994, and mature on April 30, 1995. Additionally, $2.6 million of unsecured installment notes were changed to secured notes on July 31, 1994, and paid in full, as originally scheduled, on August 31, 1994.

   The installment notes consist of fixed rate notes with interest rates ranging from 9.7 percent to 10.0 percent.

   Prior to entering into these new agreements, the Company obtained waivers from the lenders for any potential loan covenant violations, such as asset sales or financial ratio requirements, that may have resulted from implementation of the Company's strategic plan as discussed in Notes 7 and 8.

   Under the terms of the loan agreements, the Company is required to maintain certain liquidity, leverage, and net worth ratios. The covenants also prohibit the payment of cash dividends and place restrictions on the amount of borrowings under the facility. The loan agreements are currently secured by receivables, inventories and substantially all unpledged assets of the Company.

5.  Nonrecourse Lease Financing

                                                                           July 31,             January 31,
                                                                             1994                  1994
                                                                       --------------      -----------------
                 Nonrecourse discounted lease rentals:
                     Financial institutions  . . . . . . . . .              $157,531             $182,713
                     Commercial paper  . . . . . . . . . . . .               109,203              114,081
                                                                       ---------------     -----------------
                       Total   . . . . . . . . . . . . . . . .              $266,734             $296,794
                                                                       ===============     =================

   Nonrecourse discounted lease rentals consist of fixed rate capital obtained from financial institutions on a nonrecourse basis. The lender has a security interest in the lease rental stream and the underlying assets, but has no recourse to the Company in the case of default by the lessee.

   The Company established two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper securitized by lease rental receivables. Both programs are rated A-1 by Standard & Poor's or P-1 by Moody's.

   Under one of the programs, the Company sold lease receivables to a wholly-owned subsidiary that issued commercial paper backed by an annually renewing five year $60 million letter of credit. At July 31, 1994, $37.5 million of commercial paper was outstanding under this program. Effective May 1, 1994, the letter of credit under this program was not extended. Leases funded previously will continue to amortize under the terms of the existing agreement.

   A second securitized program provides for the financing of up to $75 million of lease receivables through an unaffiliated special purpose corporation which issues nonrecourse commercial paper. This program is backed by a surety bond. At July 31, 1994, $71.7 million of commercial paper was outstanding under this program. On June 3, 1994, the Company executed a letter agreement to increase this program to $125 million. The $50 million increase becomes available in two steps. The first $25 million of additional capacity became available on September 9, 1994, and the remaining $25 million is expected to become available in the third quarter.


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

   In conjunction with the initial transaction, the Company issued 45,496 warrants. Each warrant was exercisable by the holder for five years, for one share of the Company's common stock. The exercise price was subject to adjustment for stock dividends, splits and certain other issuances of common stock.

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

7.  Restructuring Charges

   During the year ended January 31, 1994, management and the Board of Directors commenced a plan to strategically realign the operations of the Company that included the discontinuance of certain business segments. The strategic plan includes the sales or other divestitures of certain product lines and non-strategic businesses, the closing of facilities, and other measures to improve the Company's overall profitability. The estimated cost of implementing the plan, $6.6 million (after tax $4.1 million), was recorded in the Company's fourth quarter ended January 31, 1994.

   During the six-month period ended July 31, 1994, the Company (1) sold its personal computer distribution and direct sales business under an asset purchase agreement with a company controlled by a principal shareholder of the Company; (2) completed the sale of the stock of the Company's Canadian leasing subsidiary; and (3) sold certain assets of its point-of-sale equipment businesses. An additional restructuring charge of $0.2 million associated with the write-off of unamortized financing fees relating to various restructured borrowing agreements was also recorded. (See Note 4)

8.  Discontinued Operations

   During the year ended January 31, 1994, management of the Company initiated a comprehensive plan to exit the retail computer superstores, retail PC outlet stores, catalog distribution, and software distribution business segments. As a result of these actions, the Company recorded a fourth quarter pre-tax charge of $11.7 million (after-tax $7.1 million).

   Assets of the discontinued operations consist primarily of accounts and notes receivable and are reported on the balance sheets as net assets of discontinued operations. The consolidated financial statements disclose the operating results of discontinued operations separately from continuing operations. Prior period financial statements have been restated.

   During the six months ended July 31, 1994, the Company (1) completed the liquidation and closing of its retail computer superstores; (2) completed the liquidation and closing of its retail PC outlet stores; (3) sold certain assets of its software distribution business to a company controlled by a principal shareholder of the Company; and (4) sold certain assets and transferred certain liabilities of its catalog distribution business to a company controlled by a principal shareholder of the Company. An additional loss from discontinued operations of $5.0 million (after tax $3.1 million) was recorded in the second quarter. This loss was related to the liquidation and closing of the Company's retail computer superstores and retail PC outlets.


9.  Supplemental Disclosures of Cash Flow Information

                                                                  FOR THE SIX MONTHS ENDED
                                                                          JULY 31,
                                                                   1994              1993
                                                                 -----------  --------------
                 Cash paid for:
                      Interest   . . . . . . . . . . . . . .       $15,050           $17,767
                      Income taxes . . . . . . . . . . . . .       $    35                $4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LDI CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         Six Months Ended July 31, 1994

===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

   Liquidity is provided by (1) cash generated from continuing operating activities, (2) cash proceeds from the financing of the present value of future lease rentals, and (3) availability under the secured amortizing revolving credit facility.

FINANCIAL POLICIES

   The Company uses a combination of secured revolving bank credit, secured lines of credit and internally generated funds to finance, on an interim basis, the acquisition of equipment for lease or sale.

   The Company generally finances the present value of the future lease rentals by the assignment of such rentals to banks, insurance companies, or other lenders on a discounted, nonrecourse basis. In this manner, a substantial portion of the equipment cost is financed on a long-term basis.

LIQUIDITY

   Cash generated from continuing operating activities amounted to $94 million and $100 million for the six months ended July 31, 1994 and 1993, respectively. Cash flow from continuing operating activities for the six months ended July 31, 1994 decreased by $6 million from the comparable period in the prior year due primarily to lower earnings from continuing operations. Cash flow provided from discontinued operations increased by $13.6 million, due primarily to the receipt of proceeds from liquidation and sales of discontinued business units. Cash flow used in investing activities decreased by $23 million, due primarily to lower purchases of equipment for lease and proceeds from sales of assets of restructured operations.

   Compared to the prior year, cash flow used in financing activities increased by $33 million in the six months ended July 31, 1994. This increase was due primarily to payments of $51 million made in conjunction with the restructuring of the Company's recourse debt agreements compared to increases in borrowing under these recourse agreements in the prior year. This increase was offset by lower net payments of $17 million on nonrecourse lease financing in the current year.

CAPITAL RESOURCES

   As of July 31, 1994, the Company had a $112.8 million secured amortizing revolving credit facility with a group of banks. This facility amortizes to $105 million at maturity on April 30, 1995. The Company also had $10.7 million of secured amortizing term debt at July 31, 1994, which amortizes to $6.5 million at maturity on April 30, 1995. Additionally, $2.6 million of secured installment notes were paid in full, as originally scheduled, on August 31, 1994.

   The Company has two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper as described in Note 5.

   At July 31, 1994, the Company had a total of $399 million of recourse and nonrecourse interest-bearing obligations, of which $226 million were on a floating rate basis. Of the total floating rate financings, $144 million were converted to fixed rate financing through interest rate swap agreements and $13 million were subject to interest rate ceilings through interest rate cap agreements.

OTHER

   Net assets of discontinued operations decreased from January 31, 1994 to July 31, 1994 due primarily to sales of inventory and collections of accounts receivable of the retail computer superstores and the retail PC outlets and the sale of certain assets of the Company's catalog distribution and software distribution businesses.

   Inventories decreased from January 31, 1994, to July 31, 1994, by approximately $7.4 million primarily due to the sale of inventories of non-strategic business units.

   Accounts receivable decreased from January 31, 1994 to July 31, 1994 by approximately $12.6 million due primarily to the sale of receivables of non-strategic business units.

   The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.


                                                 LDI CORPORATION AND SUBSIDIARIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                                Three Months Ended July 31, 1994 as
                                         Compared to the Three Months Ended July 31, 1993


LEASING:

   A summary of the operating results from leasing for the three months ended
July 31, 1994 and 1993 is as follows:
(Dollars in Thousands)                                         1994                1993
- - -----------------------------------------------------------------------------------------------
                 Leasing Revenues                     $       31,117          $    38,637
                 Cost of Leasing                              19,589               24,411
                                                      --------------         ------------------
                 Gross Leasing Margin                 $       11,528          $    14,226
                                                      ==============         ==================
                 Percent of Revenue                            37.0%                36.8%

A summary of new leasing activity, which is a measure of business volume, for the three months ended July 31, 1994, and 1993, is as follows:

                                                      Cost of Newly Leased              Number of Lease
                                                            Equipment                     Transactions
                                                            ---------                     ------------
(Dollars in Millions)                                   1994           1993             1994           1993
- - ---------------------------------------------------------------------------------------------------------------
                 Sales-Type Leases                     $14.2          $18.4              203            382
                 Direct Financing Leases                10.0            3.3               86             21
                 Operating Leases                        1.4            5.6               23             43
                                                   -----------   -----------    --------------   --------------
                          Total                        $25.6          $27.3              312            446
                                                   ===========   ===========    ==============   ==============

For the three months ended July 31, 1994, leasing revenues declined by 19% from the comparable period in the prior year. During the quarter ended July 31, 1994, the Company experienced a 30% decrease in the number of lease transactions in comparison with the second quarter of 1993; however, the cost of equipment leased was down only 6%, reflecting an increase in the average transaction size.

A change also occurred in the mix of leases recorded in the second quarter of 1994 versus the second quarter of 1993. The number of direct financing leases, which spread revenue recognition over the term of the lease, increased by over 300%, while the number of sales-type leases, which recognize a substantial portion of total lease revenue at lease commencement, declined by 47%.

The decline in leasing revenues and transactions was also the result of the disruption to the Company and its employees caused by implementation of the strategic plan, including headcount reduction, sales of non-strategic businesses and facilities consolidation. These activities are expected to be completed during the third quarter.

Gross leasing margin (in dollars) also decreased by 19% from the prior year's quarter due primarily to the lower lease volume and composition of lease transactions.


DIRECT SALES:

   A summary of the operating results from direct sales for the three months ended July 31, 1994 and 1993 is as follows:

                                                                                 RESTRUCTURED              CONTINUING
                                                    CORE OPERATIONS (1)         OPERATIONS (2)             OPERATIONS
                                                    -------------------         --------------             ----------
(Dollars in Thousands)                                1994       1993          1994       1993           1994       1993
- - ---------------------------------------------   --------------------------   -----------------------  ---------------------------
Direct Sales                                         $9,114     $7,795         $3,266    $13,018       $12,380    $20,813
Cost of Direct Sales                                  7,960      6,613          4,009     11,040        11,969     17,653
                                                 -------------------------  -----------------------  ----------------------------
Gross Sales Margins                                  $1,154     $1,182         $ (743)     1,978        $  411    $ 3,160
                                                 =========================  =======================  ============================
Percent of Sales                                       12.7%      15.2%        (22.7)%      15.2%          3.3%      15.2%

(1)  Core operations include: Leasing Services, Technology Services and PC Rentals which were identified in the strategic plan as those product lines that will be the ongoing business of the Company.

(2)  Restructured operations include the results of business units which for financial statement presentation purposes are considered to be a part of continuing operations. As discussed in Note 7, the restructured operations were determined to be non-strategic to the future operations of the Company and as such, have either been sold or were in the process of being sold or liquidated during the period.


For the three months ended July 31, 1994, direct sales decreased 40% in comparison with the second quarter of 1993. The decrease is primarily attributable to sales related to the corporate personal computer distribution business, which was sold on May 31, 1994. Therefore, sales for the quarter ended July 31, 1994, reflect only one month's activity while results for the comparable prior year's quarter included three months. The increase in core business direct sales reflected the Company's emphasis on selling off-lease inventories during the period.

Gross sales margin (in dollars) declined by 87%, reflecting the decrease in sales and realized gross margins of restructured operations, with certain inventories liquidated below cost.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the three months ended July 31, 1994 and 1993 is as follows:

(In Thousands)                         1994                  1993
- - ----------------------------------------------------------------------
Services Revenues                 $        3,962        $        3,561
Cost of Services                           2,077                 2,087
                                  --------------        --------------
Gross Margin                      $        1,885        $        1,474
                                  ==============        ==============
Percent of Revenues                         47.6%                 41.4%

For the three months ended July 31, 1994, technical services revenues increased by 11% from the prior year's second quarter, due primarily to an increase in consulting and related services as compared to the prior year's quarter.

Gross margin (in dollars) increased by 28%, reflecting the increase in revenues and a reduction in cost, primarily due to reduced direct labor charges.

INTEREST EXPENSE:

   For the three months ended July 31, 1994, interest expense decreased by 11% from the prior year's quarter, primarily as a result of a reduction in the average amount of outstanding debt.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

   For the three months ended July 31, 1994, selling, general and administrative expenses declined by 45% from the comparable quarter in the prior year. The reduction was due primarily to the effect of the sale of non-strategic businesses and cost reduction programs implemented as part of the strategic plan.

   Considering prior year financial results, the Company will not make a contribution to its Pension Plan. Consequently, amounts accrued during the prior year were reversed in the quarter ended July 31, 1994, which reduced expenses. Additionally, the proportional increase in new direct finance and operating leases has resulted in higher amounts of initial direct costs being capitalized which also reduced selling, general, and administrative expenses.

RESTRUCTURING CHARGES:

   Under the strategic plan, certain businesses (other than those included in Discontinued Operations) were identified as being subject to sale or other divestiture. The impact on the financial statements is discussed in Note 7.

INCOME TAXES:

   The effective income tax rate for continuing operations decreased to 38.0% for the three months ended July 31, 1994 compared to a rate of 38.8% for the comparable prior year period, reflecting a slight decrease in the Company's estimate of the annual effective tax rate for the year ending January 31, 1995.

DISCONTINUED OPERATIONS:

   Under the strategic plan, certain businesses were identified as Discontinued Operations. The impact on the financial statements is discussed in Note 8.


                                                 LDI CORPORATION AND SUBSIDIARIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                                 Six Months Ended July 31, 1994 as
                                          Compared to the Six Months Ended July 31, 1993

=================================================================================================================================

LEASING:

        A summary of the operating results from leasing for the six months ended July 31, 1994 and 1993 is as follows:

(In Thousands)                          1994            1993
- - ------------------------------------------------------------------
Leasing Revenues                        $51,792          $72,739
Cost of Leasing                          30,532           43,854
                                   ---------------   -------------
Gross Leasing Margin                    $21,260          $28,885
                                   ===============   =============
Percent of Revenue                         41.0%            39.7%

        A summary of new leasing activity, which is a measure of business volume, for the six months ended July 31, 1994, and 1993, is as follows:

                                        Cost of Newly Leased             Number of Lease
                                              Equipment                    Transactions
                                              ---------                     ------------
(Dollars in Millions)               1994           1993             1994           1993
- - -----------------------------------------------------------------------------------------------
Sales-Type Leases                     $15.5          $31.1              384            769
Direct Financing Leases                20.3           27.7              162             36
Operating Leases                        5.2            7.9               50             70
                                   -----------   --------------    ------------    ------------
Total                                 $41.0          $66.7              596            875
                                   ===========   ==============    ============    ============

For the six months ended July 31, 1994, leasing revenues declined by 29% from the comparable period in the prior year. During the period, the Company experienced a decrease in the number of lease transactions in comparison with the six months ended July 31, 1993. The average lease transaction also decreased in size (dollars).

A change also occurred in the mix of leases recorded in the six months ended July 31, 1994, versus the six months ended July 31, 1993. The number of direct financing leases, which spread revenue recognition over the term of the lease, increased by over 350%, while the number of sales-type leases, which recognize a substantial portion of total lease revenue at lease commencement, declined by 50%.

The decline in leasing revenues and transactions was also the result of the disruption to the Company and its employees caused by the implementation of the strategic plan, including headcount reduction, sales of non-strategic businesses and facilities consolidation. These activities are expected to be completed during the third quarter.

Gross leasing margin (in dollars) decreased by 26% from the six months ended July 31, 1993, due primarily to the lower lease volume. However, the margin as a percent of revenues improved, primarily as a result of the change in mix of the revenue components, with finance income constituting a larger proportion of total revenues and gross margin for the six months ended July 31, 1994 compared with the corresponding period of the prior year.


DIRECT SALES:

        A summary of the operating results from direct sales for the six-month period ended July 31, 1994 and 1993 is as follows:

                                                                   RESTRUCTURED             CONTINUING
                                        CORE OPERATIONS             OPERATIONS              OPERATIONS
                                        ---------------             ----------              ----------
  (Dollars in Thousands)             1994       1993          1994       1993           1994       1993
- - ----------------------------     ---------------------    ----------------------   ---------------------
  Direct Sales                      $17,607    $15,588        $18,822    $26,869       $36,429    $42,457
  Cost of Direct Sales               15,207     13,605         17,339     22,835        32,546     36,440
                                 ---------------------    ----------------------   ----------------------
  Gross Sales Margins               $ 2,400    $ 1,983        $ 1,483    $ 4,034       $ 3,883    $ 6,017
                                 =====================    ======================   ======================
  Percent of Sales                     13.6%      12.7%           7.9%      15.0%         10.7%      14.2%

(1)  Core operations include: Leasing Services, Technology Services and PC Rentals which were identified in the strategic plan as those product lines that will be the ongoing business of the Company.

(2)  Restructured operations include the results of business units which for financial statement presentation purposes are considered to be a part of continuing operations. As discussed in Note 7, the restructured operations were determined to be non-strategic to the future operations of the Company and as such, have either been sold or were in the process of being sold or liquidated during the period.

For the six months ended July 31, 1994, direct sales from continuing operations decreased 14% in comparison with the same period in 1993. The decrease was due to the sale or liquidation of the Company's restructured business operations during the current period.

Gross sales margins (in dollars) from continuing operations declined 35%, due principally to the sales of inventories of restructured operations at or near book value.

TECHNICAL SERVICES:

        A summary of the operating results from technical services for the six months ended July 31, 1994 and 1993 is as follows:


 (In Thousands)                   1994            1993
- - -----------------------------------------------------------
 Services Revenues                 $7,885         $8,318
 Cost of Services                   4,341          5,127
                                -----------    ------------
 Gross Margin                       3,544          3,191
                                ===========    ============
 Percent of Revenues                 44.9%          38.4%

For the period ended July 31, 1994, technical services revenues decreased by 5% from the prior year's comparable period. This was due primarily to a decline of $944,000 in disaster recovery services revenues which resulted from an agreement, effective May 1, 1993, to form a strategic marketing relationship with SunGard Recovery Services, Inc. The Company's base of business recovery customers and two "hot site" recovery centers were merged with those of SunGard's and are operated by SunGard as part of the agreement.

Gross margin (in dollars) increased by 11%, and the margin percentage also increased primarily due to the absence, beginning in May 1993, of disaster recovery operations, which carried higher direct costs per revenue dollar, as well as reduced direct labor costs in the Technical Services operations.

INTEREST EXPENSE:

   For the six months ended July 31, 1994, interest expense decreased by 15% from the prior year's comparable period due primarily to a reduction in the average amount of debt outstanding.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

   For the six months ended July 31, 1994, selling, general and administrative expenses declined by 23% from the comparable period in the prior year. The reduction is primarily due to the effect of the sales of non-strategic businesses and cost reduction programs implemented as a part of the strategic plan.

   Considering prior year financial results, the Company will not make a contribution to its Pension Plan. Consequently, amounts accrued during the prior year were reversed in the quarter ended July 31, 1994, which reduced expenses. Additionally, the proportional increase in new direct finance and operating leases has resulted in higher amounts of initial direct costs being capitalized, which also reduced selling, general, and administrative expenses.

RESTRUCTURING CHARGES:

Under the strategic plan, certain businesses (other than those included in Discontinued Operations) were identified as being subject to sale or other divestiture. The impact on the financial statements is discussed in Note 7.

INCOME TAXES:

   The effective income tax rate for continuing operations decreased to 38.0% for the six months ended July 31, 1994 compared to a rate of 38.8% for the comparable prior year period, reflecting a slight decrease in the Company's estimate of the annual effective tax rate for the year ending January 31, 1995.

DISCONTINUED OPERATIONS:

Under the strategic plan, certain businesses were identified as Discontinued Operations. The impact on the financial statements is discussed in Note 8.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  LDI CORPORATION


Date: September 14, 1994          By:   /s/  Frank G. Skedel
                                      ---------------------------
                                      Frank G. Skedel, Executive Vice President,
                                      Chief Financial Officer and Treasurer

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   LDI CORPORATION


Date: September 14, 1994           By:
                                      --------------------------------------
                                      Frank G. Skedel, Executive Vice President,
                                      Chief Financial Officer and Treasurer

                          PART II - OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K.
          (a)    Exhibits
                 The following exhibits required by Item 601 of Regulation S-K are furnished herewith:

          Exhibit No.       Description of Exhibits
          -----------       -----------------------
              2.01          Asset Acquisition Agreement dated May 31, 1994, between  LDI Corporation and LDI Computer Systems, Inc., as Sellers, and MRK Computer Systems, Inc., as Buyer

              3.01          Restated Certificate of Incorporation (Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-14486) and incorporated  herein by reference.)

              3.02          By-laws, as amended (Included as an exhibit to the Registrant's Annual Report on form 10-K (No. 0-15994)
                            for the year ended January 31, 1992, and incorporated herein by reference.)


              4.01          Specimen Stock Certificate (Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-14486) and incorporated  herein by reference.)


              4.02          Note  Purchase Agreement  dated as  of  August 1,  1989, among  the Registrant,  Northwestern  National
                            Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the
                            Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1989, and incorporated herein by reference.)

              4.03          Amendment dated  as of January  31, 1992, to the  Note Purchase Agreement  dated August 31,  1989, among the Registrant, Northwestern National Life Insurance Company and the other parties listed in
                            Appendix I thereto (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q
                            (No. 0-15994) for the quarter ended April 30, 1992, and incorporated herein by reference.)


              4.04          Form of Indemnification Agreement (Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-14486) and incorporated  herein by reference.)

              4.05          Stockholders'  Agreement dated May  22, 1987, among the  Registrant, Robert S.  Kendall, Michael R.
                            Kennedy, Thomas A. Cutter, Ronald M. Lipson, Jay J. Ross,  Primus Capital Fund and National City
                            Venture Corporation, as amended (Included as an exhibit to the Registrant's Annual Report on Form 10-K
                            (No. 0-15994) for the year ended January 31, 1991, and incorporated herein by reference.)

          Exhibit No.       Description of Exhibits
          -----------       -----------------------
              4.06          Amended and Restated Credit Agreement dated as of  November 16, 1990, between LDI Lease Funding
                            Corporation and the Dai-Ichi  Kangyo Bank Ltd., Chicago  Branch, and Specimen Nonrecourse  Promissory
                            Note of LDI  Lease Funding Corporation (Included as an exhibit to the Registrant's Annual Report on Form
                            10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.)



              4.07          First Amendment dated  August 1, 1991,  to Amended and  Restated Credit Agreement  dated November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included
                            as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January
                            31, 1992, and incorporated herein by reference.)



              4.08          Second Amendment dated November 15, 1991, to Amended and  Restated Credit Agreement dated November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included
                            as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January
                            31, 1992, and incorporated herein by reference.)



              4.09          Third Amendment dated January  15, 1992, to Amended and  Restated Credit Agreement dated November  16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included
                            as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January
                            31, 1992, and incorporated herein by reference.)



              4.10          Fourth Amendment dated  April 29, 1992, to  Amended and Restated Credit  Agreement dated November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included
                            as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended
                            April 30, 1992, and incorporated herein by reference.)



              4.11          Fifth Amendment dated  October 1, 1992,  to Amended  and Restated Credit Agreement dated  November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch
                            (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1992, and incorporated herein by reference.)


              4.12          Sixth Amendment dated  July 15,  1993, to Amended  and Restated  Credit Agreement dated  November 16,
                            1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch
                            (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended April 30, 1993, and incorporated herein by reference.)


              4.13          Seventh Amendment dated October 1,  1993, to Amended and Restated Credit Agreement dated  November
                            16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago  (Included
                            as an exhibit to the Registrant's Annual Report on Form 10-Q (No. 0-15994) for the  quarter ended
                            October 31, 1993, and incorporated herein by reference.)


              4.14          Amended and  Restated Lease Receivables  Transfer Agreement dated February  15, 1994, among  the
                            Registrant, CXC Incorporated and Citicorp North America , Inc. (Included as an exhibit to the
                            Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended  January 31, 1994, and incorporated herein by reference.)

          Exhibit No.       Description of Exhibits
          -----------       -----------------------
              4.15          Open-end Mortgage and Security Agreement dated January 31, 1991, between LDI Realty Corp., as
                            Trustee under LDI Realty Trust, and Metropolitan Life Insurance Company (Included as an exhibit to the
                            Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1991, and incorporated herein by reference.)



              4.16          Note Secured  by Mortgage dated  January 31,  1991, between LDI  Realty Corp., as  Trustee under
                            LDI Realty Trust, and Metropolitan Life Insurance Company (Included as an exhibit to the Registrant's
                            Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1991, and incorporated herein by reference.)




              4.17          Note  Purchase Agreement dated as  of July 2,  1991, between Registrant and  Olympus Private
                            Placement Fund, L.P. (Included as an exhibit to the Registrant's  Quarterly Report on Form 10-Q (No.
                            0-15994) for the quarter ended July 31, 1991, and incorporated herein by reference.)



              4.18          Amended  and Restated Promissory  Note of  the Registrant  dated as of  July 1,  1993, in favor  of
                            National Westminster Bank USA (Included as an exhibit to the Registrant's  Quarterly Report on
                            Form 10-Q (No. 0-15994) for the quarter ended October 31, 1993, and incorporated herein by reference.)



              4.19          Amendment dated April  29, 1994 to Amended  and Restated Promissory Note  of Registrant dated as of
                            July 1, 1993 in favor of National Westminster Bank USA (Included as an exhibit to the Registrant's
                            Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1994, and incorporated herein by reference.)



              4.20          Amendment dated  April 29, 1994 to Note Purchase Agreement dated  as of July 2, 1991, between
                            Registrant and Olympus Private Placement Fund, L.P. (Included as an exhibit to the Registrant's
                            Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1994, and incorporated herein by reference.)



          Exhibit No.       Description of Exhibits
          -----------       -----------------------
              4.21          Amendment  dated  May  2,  1994 to  Note  Purchase  Agreement  dated  August  31,  1989,  among
                            Registrant, Northwestern National Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's  Annual Report on Form 10-K (No. 0-15994) for the
                            year ended January 31, 1994, and incorporated herein by reference.)



              4.22          Second Amended  and Restated  Credit Agreement  dated July  29, 1994,  among Registrant,  certain
                            Commercial Lending Institutions, and National City Bank, Society National Bank and Continental Bank
                            N.A., as co-agents



              4.23          Letter Amendment dated July  29, 1994, to Note Purchase  Agreement dated August 31, 1989,  among
                            Registrant, Northwestern National Life Insurance Company and the other parties listed in Appendix I thereto



             10.01          Employment  Contract dated August 1,  1994, between the  Company and Floyd S.  Robinson, President and Chief Executive Officer



             11.01          Computation of Earnings Per Share for the period ended July 31, 1994

             27.01          Financial  Data  Schedules as  required  under  the  Securities &  Exchange  Commission  EDGAR rule release effective for EDGAR filings submitted on or after September 1, 1994




                                 EXHIBIT INDEX



          Exhibit No.       Description of Exhibits
          -----------       -----------------------
              2.01          Asset Acquisition  Agreement dated May  31, 1994, between  LDI Corporation and LDI Computer Systems, Inc., as Sellers, and MRK Computer Systems, Inc.,
                            as Buyer

              4.22          Second Amended  and Restated  Credit Agreement  dated July  29, 1994,  among
                            Registrant,  certain Commercial Lending Institutions, and National City Bank,
                            Society National Bank and Continental Bank N.A., as co-agents



              4.23          Letter Amendment dated July  29, 1994, to Note Purchase  Agreement dated August
                            31, 1989,  among Registrant, Northwestern National Life Insurance Company and the
                            other parties listed in Appendix I thereto


             10.01          Employment  Contract dated  August  1,  1994, between  the  Company and  Floyd  S.
                            Robinson, President and Chief Executive Officer

             11.01          Computation of Earnings Per Share for the period ended July 31, 1994

             27.01          Financial Data Schedules as  required under the  Securities & Exchange  Commission
                            EDGAR  rule release effective for EDGAR filings submitted on or after September 1,
                            1994

