Form 10-Q
period 1994-10-31
LDI CORP
filed 1994-12-14
CIK 814500

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1994
                                    ----------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to __________________

For the Quarter Ended: October 31, 1994        Commission File Number: 0-15994
                       ----------------                                -------

                                LDI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   31-1179824
             --------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          4770 Hinckley Industrial Parkway, Cleveland, Ohio  44109-6096
                   (Address of principal executive offices)

         Registrant's telephone number, including area code  (216) 661-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                      NO
                          ---                        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               6,727,457 shares of Common Stock, $.01 par value,
                            as of November 30, 1994

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        LDI CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)
                        FOR THE THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                            (Amounts in Thousands, Except Per Share Data)

=====================================================================================================
                                                                1994                1993
                                                          ---------------     ---------------
REVENUES:
   Leasing  . . . . . . . . . . . . . . . . . . . .       $       26,441      $       50,173
   Direct sales . . . . . . . . . . . . . . . . . .               18,583              19,226
   Technical services . . . . . . . . . . . . . . .                3,929               3,883
   Equity in earnings of 50% owned affiliate  . . .                  462                 145
   Other  . . . . . . . . . . . . . . . . . . . . .                  265               1,001
                                                        -----------------   -----------------
    Total . . . . . . . . . . . . . . . . . . . . .               49,680              74,428
                                                        -----------------   -----------------

COSTS AND EXPENSES:
   Leasing  . . . . . . . . . . . . . . . . . . . .               16,731              35,701
   Direct sales . . . . . . . . . . . . . . . . . .               15,891              16,509
   Technical services . . . . . . . . . . . . . . .                2,171               2,234
   Interest . . . . . . . . . . . . . . . . . . . .                7,046               8,241
   Debt financing fees  . . . . . . . . . . . . . .                1,089                 413
   Selling, general, and administrative . . . . . .                6,417               8,790
                                                        -----------------   -----------------
    Total . . . . . . . . . . . . . . . . . . . . .               49,345              71,888
                                                        -----------------   -----------------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES . . . . . . . . . . . . . . . .                 335               2,540

Income Tax Expense  . . . . . . . . . . . . . . . . .                127               1,578
                                                        -----------------   -----------------
EARNINGS FROM CONTINUING OPERATIONS . . . . . . . . .                208                 962

Loss From Discontinued Operations, Net of Income
   Tax Benefit of $180  . . . . . . . . . . . . . . .                  -                (266)
                                                        -----------------   -----------------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . .     $          208      $          696
                                                        =================   =================

EARNINGS (LOSS) PER SHARE:
   Continuing operations  . . . . . . . . . . . . .       $          .03      $          .14
   Discontinued operations  . . . . . . . . . . . .                    -                (.04)
                                                        -----------------   -----------------
   Net earnings . . . . . . . . . . . . . . . . . .       $          .03      $          .10
                                                        =================   =================

Average Shares Outstanding  . . . . . . . . . . . . .              6,727               6,727
                                                        =================   =================

Cash Dividends Paid Per Share . . . . . . . . . . . .                  -      $          .04
                                                        =================   =================

See the accompanying notes to consolidated financial statements.

                       LDI CORPORATION AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED EARNINGS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                         (Amounts in Thousands, Except Per Share Data)
==============================================================================================
                                                                  1994               1993
                                                            --------------      --------------
REVENUES:
     Leasing  . . . . . . . . . . . . . . . . . . . .       $       78,233      $      122,912
     Direct sales   . . . . . . . . . . . . . . . . .               55,012              61,683
     Technical services   . . . . . . . . . . . . . .               11,814              12,201
     Equity in earnings of 50% owned affiliate  . . .                  841                 393
     Other  . . . . . . . . . . . . . . . . . . . . .                  728               3,444
                                                            --------------      --------------
        Total   . . . . . . . . . . . . . . . . . . .              146,628             200,633
                                                            --------------      --------------

COSTS AND EXPENSES:
     Leasing  . . . . . . . . . . . . . . . . . . . .               47,263              79,555
     Direct sales   . . . . . . . . . . . . . . . . .               47,280              52,949
     Technical services   . . . . . . . . . . . . . .                6,512               7,361
     Interest   . . . . . . . . . . . . . . . . . . .               21,879              25,681
     Debt financing fees  . . . . . . . . . . . . . .                2,237               1,331
     Selling, general, and administrative   . . . . .               21,115              26,693
                                                            --------------      --------------
        Total   . . . . . . . . . . . . . . . . . . .              146,286             193,570
                                                            --------------      --------------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES   . . . . . . . . . . . . . . .                  342               7,063

Income Tax Expense  . . . . . . . . . . . . . . . . .                  130               3,327
                                                            --------------      --------------
EARNINGS FROM CONTINUING OPERATIONS . . . . . . . . .                  212               3,736

Loss From Discontinued Operations, Net of Income
  Tax Benefit of $1,888 and $363  . . . . . . . . . .               (3,081)               (557)
                                                            --------------      --------------
NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . .
                                                            $       (2,869)      $       3,179
                                                            ==============       =============
EARNINGS (LOSS) PER SHARE:
     Continuing operations  . . . . . . . . . . . . .       $          .03      $          .55
     Discontinued operations  . . . . . . . . . . . .                 (.46)               (.08)
                                                            --------------      --------------
     Net earnings   . . . . . . . . . . . . . . . . .       $         (.43)      $         .47
                                                            ==============       =============

Average Shares Outstanding  . . . . . . . . . . . . .                6,727               6,727
                                                            ==============      ==============


Cash Dividends Paid Per Share . . . . . . . . . . . .                    -      $          .12
                                                            ==============      ==============


See the accompanying notes to consolidated financial statements.

                                            LDI CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                    OCTOBER 31, 1994 (Unaudited) AND JANUARY 31, 1994
                                                 (Dollars in Thousands)

===============================================================================================================
                                                                               October 31,          January 31,
                                                                                  1994                 1994
                                                                               -----------          -----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .               $  2,328             $  8,972
Receivables - net of allowance for doubtful accounts  . . . . . .                 28,254               41,831
Inventory held for lease or sale  . . . . . . . . . . . . . . . .                 11,160               18,336
Leased assets:
  Sales-type and direct financing leases  . . . . . . . . . . . .                347,207              412,561
  Operating leases - net of accumulated depreciation of $21,800
  and $23,412 . . . . . . . . . . . . . . . . . . . . . . . . . .                 43,386               55,006
Land, buildings, equipment and furniture - net of accumulated
  depreciation of $8,807 and $8,521 . . . . . . . . . . . . . . .                 15,144               16,712
Net assets of discontinued operations . . . . . . . . . . . . . .                  3,485               20,868
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                 19,435               18,741
                                                                                --------             --------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $470,399             $593,027
                                                                                ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .               $ 19,797             $ 28,793
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                  4,308                9,508
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                105,288              148,175
Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . .                 10,000               10,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                 13,382               15,941
Nonrecourse lease financing . . . . . . . . . . . . . . . . . . .                242,202              296,794
Reserves and liabilities related to discontinued operations and
  restructuring programs  . . . . . . . . . . . . . . . . . . . .                  2,203                7,456
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                  5,962                6,276
                                                                                --------             --------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . .                403,142              522,943
                                                                                --------             --------

SHAREHOLDERS' EQUITY:
Common stock, par value of $.01 - 20,000,000 shares
  authorized; 6,828,984 shares issued . . . . . . . . . . . . . .                     68                   68
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                 44,964               44,922
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                 23,485               26,354
Treasury shares at cost - 101,527 shares  . . . . . . . . . . . .                 (1,260)              (1,260)
                                                                                --------             --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . .                 67,257               70,084
                                                                                --------             --------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $470,399             $593,027
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

                                     LDI CORPORATION AND SUBSIDIARIES

                             STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                            FOR THE NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                                         (Dollars in Thousands)
==========================================================================================================
                                                                              1994               1993
                                                                        --------------      --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net earnings from continuing operations   . . . . . . . . . . .       $          212      $        3,736
  Adjustments to reconcile net earnings to net cash flow from continuing operations:
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . .               15,633              18,938
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . .               (2,152)              3,005
   Additions to sales-type and direct financing leases  . . . . .              (71,596)            (99,642)
   Principal portion of lease rentals received  . . . . . . . . .              126,424             139,033
   Purchases of inventory for resale  . . . . . . . . . . . . . .              (45,975)            (57,739)
   Sales, transfers, and disposals of inventory and equipment   .              107,173             141,547
   Change in reserves related to restructuring programs   . . . .               (2,588)                  -
   Change in accounts receivable  . . . . . . . . . . . . . . . .                6,351              (4,950)
   Change in accounts payable   . . . . . . . . . . . . . . . . .               (2,487)            (18,615)
   Change in accrued expenses and other liabilities   . . . . . .               (4,982)              1,435
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (820)             (1,874)
                                                                        --------------      --------------
  Cash provided by continuing operations  . . . . . . . . . . . .              125,193             124,874
                                                                        --------------      --------------
Discontinued operations:
   Net loss from discontinued operations  . . . . . . . . . . . .               (3,081)               (557)
   Change in assets and liabilities (except reserves) of
     discontinued operations  . . . . . . . . . . . . . . . . . .               16,782              (7,053)
   Change in reserves   . . . . . . . . . . . . . . . . . . . . .               (2,665)                  -
                                                                        --------------      --------------
  Cash provided by (used in) discontinued operations  . . . . . .               11,036              (7,610)
                                                                        --------------      --------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              136,229             117,264
                                                                        --------------      --------------


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of equipment for lease  . . . . . . . . . . . . . . .              (59,520)            (99,814)
  Purchases of land, buildings, equipment and furniture   . . . .               (2,000)             (2,580)
  Purchase of company   . . . . . . . . . . . . . . . . . . . . .                    -              (2,314)
  Proceeds from sale of contracts, equipment and other assets   .                    -               3,591
  Proceeds from disposal of non-core businesses   . . . . . . . .                8,226                   -
                                                                        --------------      --------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (53,294)           (101,117)
                                                                        --------------      --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from nonrecourse lease financing   . . . . . . . . . .               90,479              96,852
  Payments on nonrecourse lease financing   . . . . . . . . . . .             (137,079)           (145,044)
  Borrowings (payments) on recourse notes and credit facilities                (42,887)             35,636
  Cash dividends paid   . . . . . . . . . . . . . . . . . . . . .                    -                (807)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (92)             (1,611)
                                                                        --------------      --------------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (89,579)            (14,974)
                                                                        --------------      --------------


Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . .               (6,644)              1,173
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . .                8,972               4,482
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . .       $        2,328      $        5,655
                                                                        ==============      ==============


See the accompanying notes to consolidated financial statements.

                                     LDI CORPORATION AND SUBSIDIARIES

                              STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED OCTOBER 31, 1994 (UNAUDITED) AND
                                   FOR THE YEAR ENDED JANUARY 31, 1994
                              (Dollars in Thousands, Except Per Share Data)
==================================================================================================================
                                                                                      Common
                                                     Additional                      stock in           Total
                                       Common         paid-in        Retained        treasury       shareholders'
                                       stock          capital        earnings        at cost           equity
                                     ----------    ------------   -------------   -------------   ----------------
BALANCE AT FEBRUARY 1, 1993              $68         $44,884         $51,952        $(1,260)          $95,644

 Net loss  . . . . . . . . .                                         (24,522)                         (24,522)
 Cash dividends - $.16 per
  share  . . . . . . . . . .                                          (1,076)                          (1,076)
 Compensation expense
  under stock award plan for
  shares issued in a prior
  year . . . . . . . . . . .                              38                                               38
                                   ----------      ----------      ----------     -----------      -----------
BALANCE AT JANUARY 31, 1994               68          44,922          26,354          (1,260)          70,084

 Net loss  . . . . . . . . .                                          (2,869)                          (2,869)
 Compensation expense
  under stock award plan for
  shares issued in a prior
  year . . . . . . . . . . .                              42                                               42
                                   ----------      ----------      ----------     -----------      -----------
BALANCE AT OCTOBER 31, 1994              $68         $44,964         $23,485         $(1,260)         $67,257
                                   ==========      ==========      ==========     ===========      ===========


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

2.  Receivables

                                                 October 31,         January 31,
                                                    1994                1994
                                                   -------             -------
Trade accounts  . . . . . . . . . . . .            $19,074             $34,441
Trade notes . . . . . . . . . . . . . .             15,230              13,537
Other . . . . . . . . . . . . . . . . .                 66                 153
Allowance for doubtful accounts . . . .             (6,116)             (6,300)
                                                   -------             -------
    Net Receivables   . . . . . . . . .            $28,254             $41,831
                                                   =======             =======

3.  Accrued and Other Liabilities

                                                 October 31,         January 31,
                                                    1994                1994
                                                   -------             -------
Accrued liabilities consist of:

Compensation  . . . . . . . . . . . . .            $   942            $  3,896
Interest  . . . . . . . . . . . . . . .                756               1,594
Sales tax . . . . . . . . . . . . . . .                420               1,022
Other . . . . . . . . . . . . . . . . .              2,190               2,996
                                                   -------             -------
    Total   . . . . . . . . . . . . . .             $4,308            $  9,508
                                                   =======            ========
Other liabilities consist of:

Customer rental prepayments . . . . . .             $4,127              $4,035
Deferred revenues . . . . . . . . . . .              1,749               2,084
Other . . . . . . . . . . . . . . . . .                 86                 157
                                                   -------             -------
    Total   . . . . . . . . . . . . . .             $5,962              $6,276
                                                   =======             =======

4.  Notes Payable

                                                October 31,           January 31,
                                                   1994                  1994
                                                 ---------             ---------
Revolving and line of credit facilities          $  96,885             $  97,075
Installment and term notes  . . . . . .              8,403                51,100
                                                 ---------             ---------
    Total   . . . . . . . . . . . . . .          $ 105,288             $ 148,175
                                                 =========             =========

   As of October 31, 1994, the Company had a $108.3 million secured amortizing revolving credit facility with a group of banks. This facility resulted from the consolidation of an unsecured revolving credit facility and a four year unsecured term loan on May 2, 1994. The facility amortizes to $105 million at maturity on April 30, 1995. This credit agreement provides for a floating interest rate based on either LIBOR or the prime rate.

   Subsequent to October 31, 1994, $7.5 million of the borrowings under the secured amortizing revolving credit facility were financed on a nonrecourse basis. Accordingly, these amounts have been included in nonrecourse lease financing at October 31, 1994.

   The Company also had an $8.3 million revolving credit facility which was converted, on May 2, 1994, to a secured amortizing term loan. This facility had an outstanding balance of $2.1 million on October 31, 1994, and a scheduled maturity of April 30, 1995.

   On May 2, 1994, unsecured installment notes of $8.5 million were changed to secured notes with modification made to the principal repayment schedule to proportionately match the principal amortization of the secured amortizing revolving credit facility. These notes aggregated $6.3 million at October 31, 1994, and mature on April 30, 1995. Additionally, $2.6 million of unsecured installment notes were changed to secured notes, and paid in full, as originally scheduled, on August 31, 1994.

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

   A charge of $0.2 million associated with the write-off of unamortized debt financing fees relating to various borrowing agreements was recorded in the second quarter. Financing fees of $2.4 million were incurred in connection with the new borrowing agreements which were effective August 1, 1994. Such agreements had terms substantially equivalent to the prior financing agreements. During the third quarter $0.8 million of these costs were amortized as debt financing fee expense. The remaining $1.6 million will be amortized over the next two quarters.

   Under the terms of the loan agreements, the Company is required to maintain certain liquidity, leverage, and net worth ratios. The covenants also prohibit the payment of cash dividends and place restrictions on the amount of borrowings under the facility. The loan agreements are secured by receivables, inventories and substantially all other unpledged assets of the Company.

5.  Nonrecourse Lease Financing

                                                           October 31,          January 31,
                                                              1994                 1994
                                                            --------             --------
 Nonrecourse discounted lease rentals:
     Financial institutions  . . . . . . . . .              $137,466             $182,713
     Commercial paper  . . . . . . . . . . . .               104,736              114,081
                                                            --------             --------
       Total   . . . . . . . . . . . . . . . .              $242,202             $296,794
                                                            ========             ========

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

   Under one of the programs, the Company sold lease receivables to a wholly owned special purpose corporation that issues commercial paper backed by an annually renewing five year letter of credit. At October 31, 1994, $32.1 million of commercial paper was outstanding under this program. Effective May 1, 1994, the letter of credit under this program was not extended, however, leases funded previously continue to amortize under the terms of the existing agreement.

   A second securitized program provides for the financing of lease receivables through an independent special purpose corporation which issues commercial paper. This program is backed by a surety bond. On June 3, 1994, the Company executed a letter agreement to increase the availability to finance under this program from $75 million to $125 million in two steps. The first $25 million of additional capacity became available on September 9, 1994, and the remaining $25 million became available December 1, 1994. Effective with the December increase, the program began operating through a wholly owned subsidiary of the Company to which the company sells lease receivables and transfers the related equipment. The subsidiary then transfers the receivables to the independent corporation to support the issuance of commercial paper, which is nonrecourse to the Company. At October 31, 1994, $72.6 million of commercial paper was outstanding under this program.


6.  Subordinated Notes

   In 1991, the Company issued $10 million of 9.375 percent convertible subordinated notes, with interest payable semiannually, maturing in August 2000. Prior to May 1994, the notes were convertible into shares of the Company's common stock. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8, with the premium declining ratably to par in August 1999.

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

7.  Restructuring Charges

    During the year ended January 31, 1994, management and the Board of Directors commenced a plan to strategically realign the operations of the Company, including the discontinuance of certain business segments. The strategic plan included the sales or other divestitures of certain product lines and non-strategic businesses, the closing of facilities, and other measures to improve the Company's overall profitability. The estimated cost of implementing the plan, $6.6 million (after tax $4.1 million), was recorded in the Company's fourth quarter ended January 31, 1994.

    During the nine-month period ended October 31, 1994, the Company (1) sold substantially all the assets of its personal computer distribution and direct sales business to a company controlled by a principal shareholder of the Company; (2) completed the sale of the stock of the Company's Canadian leasing subsidiary; and (3) sold certain assets of its point-of-sale equipment businesses.


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

    During the nine months ended October 31, 1994, the Company (1) completed the liquidation and closing of its retail computer superstores; (2) completed the liquidation and closing of its retail PC outlet stores; (3) sold certain assets of its software distribution business to a company controlled by a principal shareholder of the Company; and (4) sold certain assets and transferred certain liabilities of its catalog distribution business to a company controlled by a principal shareholder of the Company.

    An additional loss from discontinued operations of $5.0 million (after tax $3.1 million) was recorded in the second quarter of the current fiscal year. This loss was related to the liquidation and closing of the Company's retail computer superstores and retail PC outlets.


9.  Supplemental Disclosures of Cash Flow Information

                                              FOR THE NINE MONTHS ENDED
                                                      OCTOBER 31,
                                                1994              1993
                                             ----------        ----------
Cash paid for:
  Interest   . . . . . . . . . . . . . .       $23,016           $26,343
  Income taxes . . . . . . . . . . . . .          $293                $8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       LDI CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      Nine Months Ended October 31, 1994
==============================================================================

LIQUIDITY AND CAPITAL RESOURCES

   Liquidity is provided by (1) cash generated from continuing operating activities, (2) cash proceeds from the financing of the present value of future lease rentals, and (3) borrowings under the secured amortizing revolving credit facility.

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

LIQUIDITY
   Cash generated from operating activities, including discontinued operations, amounted to $136 million and $117 million for the nine months ended October 31, 1994 and 1993, respectively. This increase is attributable primarily to the receipt of proceeds from liquidation and sales of discontinued business units. Cash generated from continuing operations was comparable to prior year amounts. Cash flow used in investing activities decreased by $48 million, due primarily to lower purchases of equipment for lease and proceeds from sales of assets of restructured operations.

   During the nine months ended October 31, 1994, cash flow of $90 million was used in financing activities. Payments of $43 million were made in conjunction with the restructuring of the Company's recourse debt agreements. Additional net payments of $47 million were made on nonrecourse debt during the period.

   The Company, as described in Note 4 to the financial statements, currently has over $100 million in secured revolving and line of credit facilities maturing on April 30, 1995. Management is actively pursuing financing programs, including renewal of existing facilities, with various financial institutions. Specific terms will not be known until definitive agreements are in place. However, management currently believes similar credit facilities will be available at that time with no significant adverse changes in credit availability, terms, costs or conditions, subject to the potential effect of changes in market interest rates. If less favorable terms were to be negotiated, the Company's interest costs could increase and/or the ability to originate new equipment leases could be restricted by changes in collateralization requirements.

CAPITAL RESOURCES
   As of October 31, 1994, the Company had a $108.3 million secured amortizing revolving credit facility with a group of banks. This facility amortizes to $105 million at maturity on April 30, 1995. The Company also had $8.4 million of secured amortizing term debt at October 31, 1994, which amortizes to $6.5 million at maturity on April 30, 1995. Additionally, $2.6 million of secured installment notes were paid in full, as originally scheduled, on August 31, 1994.

   The Company has two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper as described in Note 5.

   At October 31, 1994, the Company had a total of $357 million of recourse and nonrecourse interest-bearing obligations, of which $211 million were on a floating rate basis. Of the total floating rate financings, $137 million were converted to fixed rate financing through interest rate swap agreements and $9 million were subject to interest rate ceilings through interest rate cap agreements.

OTHER
   Net assets of discontinued operations decreased from January 31, 1994 to October 31, 1994 due primarily to sales of inventory and collections of accounts receivable of the retail computer superstores and the retail PC outlets and the sale of certain assets of the Company's catalog distribution and software distribution businesses.

   Inventories decreased from January 31, 1994, to October 31, 1994, by approximately $7.2 million primarily due to the sale of inventories of non-strategic business units.

   Accounts receivable decreased from January 31, 1994 to October 31, 1994 by approximately $13.6 million due primarily to the sale of receivables of non-strategic business units.

   The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

                        LDI CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    Three Months Ended October 31, 1994 as
             Compared to the Three Months Ended October 31, 1993
==============================================================================

LEASING:

   A summary of the operating results from leasing for the three months ended October 31, 1994 and 1993 is as follows:

(Dollars in Thousands)              1994              1993
- - ------------------------------------------------------------
Leasing Revenues                 $ 26,441           $ 50,173
Cost of Leasing                    16,731             35,701
                                 --------           --------
Gross Leasing Margin             $  9,710           $ 14,472
                                 ========           ========
Percent of Revenue                   36.7%              28.8%

A summary of new leasing activity, which is a measure of business volume, for the three months ended October 31, 1994, and 1993, is as follows:

                                      Cost of Leased                Number of Lease
                                        Equipment                     Transactions
                                        ---------                     ------------
(Dollars in Millions)               1994           1993             1994           1993
- - ----------------------------------------------------------------------------------------
Sales-Type Leases                  $11.5          $24.7             181            285
Direct Financing Leases             14.0            6.4              73             36
Operating Leases                     1.3            0.8              28              9
                                   -----          -----           -----          -----
New Equipment Leases                26.8           31.9             282            330

Re-Leased Equipment                  3.5           11.1              33            100
                                   -----          -----           -----          -----
      Total                        $30.3          $43.0             315            430
                                   =====          =====           =====          =====


For the three months ended October 31, 1994, leasing revenues declined 47% from the comparable period in the prior year. The decline can be attributed to the continued change from a lease mix highly weighted to sales-type leases, which recognize the major portion of lease revenue at lease commencement, to a lease mix that is comprised of a higher proportion of direct-financing leases, which spread revenue recognition over the term of the lease. During the quarter ended October 31, 1994, the percent of equipment cost for sales-type leases was 43% of new equipment leases as contrasted to 77% in the comparable prior year period. The cost of new equipment leased declined $5.1 million from the prior year, however, the average transaction size remained approximately the same between the periods.

The decline in leasing revenues and transactions was also the result of the disruption to the Company and its employees caused by implementation of the strategic plan, including headcount reduction, sales of non-strategic businesses and facilities consolidation. These activities were substantially completed by the end of the third quarter.

While the gross leasing margin percentage increased as compared to that of the prior year's quarter, gross leasing margin (in dollars) decreased by 33% from the prior year's quarter due primarily to the lower lease volume and the mix of lease transactions.

DIRECT SALES:

   A summary of the operating results from direct sales for the three months ended October 31, 1994 and 1993 is as follows:

                                                              Restructured              Reported
                                 Core Operations(1)           Operations(2)           Operations(2)
                                 ------------------           -------------           -------------
(Dollars in Thousands)             1994       1993          1994        1993           1994         1993
- - ----------------------           ------------------         ----------------           -----------------
Direct Sales                     $18,583     $5,152           -      $14,074           $18,583   $19,226
Cost of Direct Sales              15,891      4,136           -       12,373            15,891    16,509
                                 ------------------         ----------------           -----------------
Gross Sales Margins              $ 2,692     $1,016           -      $ 1,701           $2,692    $ 2,717
                                 ==================         ================           =================
Percent of Sales                   14.5%      19.7%           -        12.1%            14.5%      14.1%

    (1) Core operations include: Leasing Services, Technology Services, and PC Rentals which were identified in the strategic plan as those product lines that constitute the ongoing business of the Company.

    (2) Restructured operations include the results of business units which are, for financial statement presentation purposes only, considered to be a part of reported operations. As discussed in Note 7, the restructured operations were determined to be non-strategic to the future operations of the Company and as such, were either sold or substantially liquidated during the first half of the current fiscal year.

Core operations' direct sales for the three months ended October 31, 1994 increased approximately $13 million (260%) from the prior year's quarter. Approximately $7.5 million of the increase was attributable to a single transaction. The gross sales margin percentage for the current period was comparable to historic averages, while in contrast the prior periods results were above historic levels due to the mix of products sold.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the three months ended October 31, 1994 and 1993 is as follows:

(In Thousands)              1994          1993
- - -----------------------------------------------
Services Revenues          $ 3,929      $ 3,883
Cost of Services             2,171        2,234
                           -------      -------
Gross Margin               $ 1,758      $ 1,649
                           =======      =======
Percent of Revenues          44.7%        42.5%

For the three months ended October 31, 1994, technical services revenues increased by 1% from the prior year's third quarter, due primarily to an increase in equipment maintenance and related services as compared to the prior year's quarter.

Gross margin (in dollars) increased by 7%, reflecting the increase in equipment maintenance revenues which typically have higher gross margins.

INTEREST EXPENSE:

   For the three months ended October 31, 1994, interest expense decreased by 15% from the prior year's quarter, primarily as a result of a reduction in the average amount of outstanding debt.

DEBT FINANCING FEES:

   Debt financing fees increased during the quarter ended October 31, 1994 primarily due to amortization of fees associated with the new borrowing agreements discussed in Note 4.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

   For the three months ended October 31, 1994, selling, general and administrative expenses declined by 27% from the comparable quarter in the prior year. The reduction was due primarily to the effect of the sale of non-strategic businesses and cost reduction programs implemented as part of the strategic plan. Additionally, the proportional increase in new direct finance and operating leases has resulted in higher amounts of initial direct costs being capitalized which also reduced selling, general, and administrative expenses.

INCOME TAXES:

   The effective income tax rate for continuing operations decreased to 38.0% for the three months ended October 31, 1994 compared to a rate of 40.8% for the comparable prior year period, reflecting a decrease in the Company's estimate of the annual effective tax rate for the year ending January 31, 1995. The prior year effective tax rate of 40.8% excludes an adjustment of $541,000 which was recorded in the prior year to reflect the federal tax increase enacted in August 1993.

                       LDI CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    Nine Months Ended October 31, 1994 as
              Compared to the Nine Months Ended October 31, 1993
==============================================================================

LEASING:

   A summary of the operating results from leasing for the nine months ended October 31, 1994 and 1993 is as follows:

(In Thousands)                          1994            1993
- - ----------------------------------------------------------------
Leasing Revenues                        $78,233         $122,912
Cost of Leasing                          47,263           79,555
                                        -------         --------
Gross Leasing Margin                    $30,970          $43,357
                                        =======         ========
Percent of Revenue                        39.6%            35.3%


A summary of new leasing activity, which is a measure of business volume, for the nine months ended October 31, 1994, and 1993, is as follows:

                                      Cost of Leased                Number of Lease
                                        Equipment                     Transactions
                                        ---------                     ------------
(Dollars in Millions)               1994           1993             1994           1993
- - --------------------------------------------------------------------------------------------
Sales-Type Leases                   $25.9         $50.4               544          889
Direct Financing Leases              30.5          34.1               158           72
Operating Leases                      4.3           8.1                58           62
                                    -----        ------              ----        -----
New Equipment Leases                 60.7          92.6               760        1,023

Re-Leased Equipment                  10.6          17.1               151          282
                                    -----        ------              ----        -----
      Total                         $71.3        $109.7               911        1,305
                                    =====        ======              ====        =====

For the nine months ended October 31, 1994, leasing revenues declined 36% from the comparable period in the prior year. The decline can be attributed to the continued change from a lease mix highly weighted to sales-type leases, which recognize the major portion of lease revenue at lease commencement, to a lease mix that is comprised of a higher proportion of direct-financing leases, which spread revenue recognition over the term of the lease. During the nine months ended October 31, 1994, the percent of equipment cost for sales type leases was 43% of new equipment leases as contrasted to 54% in the comparable prior period.

The decline in leasing revenues and transactions was also the result of the disruption to the Company and its employees caused by the implementation of the strategic plan, including headcount reduction, sales of non-strategic businesses and facilities consolidation. These activities were substantially completed by the end of the third quarter.

Gross leasing margin (in dollars) decreased by 29% as compared to the nine months ended October 31, 1993, due primarily to the lower lease volume. However, the margin as a percent of revenues improved, primarily as a result of the change in mix of the revenue components, with finance income constituting a larger proportion of total revenues and gross margin for the nine months ended October 31, 1994 as compared with the corresponding period of the prior year.

DIRECT SALES:

   A summary of the operating results from direct sales for the nine-month period ended October 31, 1994 and 1993 is as follows:

                                                              Restructured              Reported
                                 Core Operations(1)            Operations(2)           Operations(2)
                                 ------------------            -------------           -------------

(Dollars in Thousands)             1994       1993          1994        1993          1994       1993
- - ---------------------------     ---------------------    ----------------------    ---------------------
Direct Sales                      $36,190    $20,740        $18,822    $40,943       $55,012    $61,683
Cost of Direct Sales               31,098     17,741         16,182     35,208        47,280     52,949
                                ---------------------    ----------------------    ---------------------
Gross Sales Margins               $ 5,092    $ 2,999        $ 2,640    $ 5,735       $ 7,732    $ 8,734
Percent of Sales                    14.1%      14.5%          14.0%      14.0%         14.1%      14.2%
                                =====================    ======================    =====================

    (1) Core operations include: Leasing Services, Technology Services, and PC Rentals which were identified in the strategic plan as those product lines that constitute the ongoing business of the Company.

    (2) Restructured operations include the results of business units which are, for financial statement presentation purposes only, considered to be a part of reported operations. As discussed in Note 7, the restructured operations were determined to be non-strategic to the future operations of the Company and as such, were either sold or substantially liquidated during the nine months ended October 31, 1994.

For the nine months ended October 31, 1994, direct sales from core operations increased approximately $15 million (75%) as compared to the prior year period. The current nine month's results reflect a significant transaction of approximately $7.5 million or 50% of the increase in core operations' direct sales. Average gross sales margin percentages remained comparable to historic levels.

Restructured operations reflect the decrease of sales and achieved gross margins associated with the disposition of these business operations during the first half of the current year.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the nine months ended October 31, 1994 and 1993 is as follows:

(In Thousands)                   1994         1993
- - ------------------------------------------------------
Services Revenues                $11,814      $12,201
Cost of Services                   6,512        7,361
                               ----------   ----------
Gross Margin                     $ 5,302      $ 4,840
                               ==========   ==========
Percent of Revenues                44.9%        39.7%

For the period ended October 31, 1994, technical services revenues decreased by 3% from the prior year's comparable period. This was due primarily to a decline of $944,000 in disaster recovery services revenues which resulted from an agreement, effective May 1, 1993, to form a strategic marketing relationship with SunGard Recovery Services, Inc. The Company's base of business recovery customers and two "hot site" recovery centers were merged with those of SunGard's and are operated by SunGard as part of the agreement.

Gross margin (in dollars) increased by 10%, and the margin percentage also increased primarily due to the absence, beginning in May 1993, of disaster recovery operations, which carried higher direct costs per revenue dollar, as well as reduced direct labor costs in the Technical Services operations.

INTEREST EXPENSE:

   For the nine months ended October 31, 1994, interest expense decreased by 15% from the prior year's comparable period. This decrease was primarily due to the significant reduction in the average amount of debt outstanding.

DEBT FINANCING FEES:

   Debt financing fees increased during the nine months ended October 31, 1994 primarily due to amortization of fees associated with the new borrowing agreements discussed in Note 4.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

   For the nine months ended October 31, 1994, selling, general and administrative expenses declined by 21% from the comparable period in the prior year. The reduction is primarily due to the effect of the sales of non-strategic businesses and cost reduction programs implemented as a part of the strategic plan.

   Considering prior fiscal year financial results, the Company did not make a contribution to its profit sharing plan. Consequently, amounts accrued during the prior year were reversed in the quarter ended July 31, 1994, which reduced expenses by approximately $400,000. Additionally, the proportional increase in new direct finance and operating leases has resulted in higher amounts of initial direct costs being capitalized, which also reduced selling, general, and administrative expenses.

INCOME TAXES:

   The effective income tax rate for continuing operations decreased to 38.0% for the nine months ended October 31, 1994 compared to a rate of 39.4% for the prior period, reflecting a slight decrease in the Company's estimate of the annual effective tax rate for the year ending January 31, 1995. The prior year effective tax rate of 39.4% excludes an adjustment of $541,000 which was recorded in the prior year to reflect the federal tax increase enacted in August 1993.

DISCONTINUED OPERATIONS:

Under the strategic plan, certain businesses were identified as Discontinued Operations. The impact on the financial statements is discussed in Note 8.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          (a)    Exhibits
                     The following exhibits required by Item 601 of Regulation
                 S-K are furnished herewith:

Exhibit No.       Description of Exhibits
- - -----------       -----------------------

    2.01          Asset  Acquisition Agreement dated May 31,  1994, between LDI
                  Corporation and LDI Computer Systems, Inc., as  Sellers, and
                  MRK Computer Systems, Inc., as Buyer (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q
                  (No. 0-15994) for the quarter ended July 31, 1994, and incorporated herein by reference.)

    3.01 Restated Certificate of Incorporation (Included as an exhibit to the Registrant's Registration Statement on Form
                  S-1 (No. 33-14486) and incorporated herein by reference.)

    3.02          By-laws, as amended

    4.01 Specimen Stock Certificate (Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No
                  33-14486) and incorporated herein by reference.)

    4.02          Note Purchase Agreement dated as of July 2, 1991, between
                  Registrant  and Olympus Private Placement Fund,  L.P.
                  (Included as  an exhibit to the  Registrant's Quarterly
                  Report on  Form-Q (No. 0-15994) for the quarter ended July
                  31, 1991, and incorporated herein by reference.)

    4.03 Amendment dated April 29, 1994 to Note Purchase Agreement dated as of July 2, 1991, between Registrant and Olympus
                  Private Placement Fund, L.P. (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended April 30, 1994, and incorporated herein by reference.)

    4.04 Form of Indemnification Agreement (Included as an exhibit to the Registrant's Registration Statement on Form
                  S-1 (No. 33-14486) and incorporated herein by reference.)



Exhibit No.       Description of Exhibits
- - -----------       -----------------------

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

    4.06          Amended  and  Restated  Credit  Agreement  dated  November
                  16,  1990,  between  LDI  Lease  Funding Corporation and the
                  Dai-Ichi Kangyo Bank Ltd., Chicago Branch,  and specimen
                  Nonrecourse Promissory Note of LDI Lease Funding Corporation
                  (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January
                  31,  1992,  and  incorporated  herein by reference.)

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


Exhibit No.       Description of Exhibits
- - -----------       -----------------------
    4.12          Sixth  Amendment dated July 15,  1993, to Amended and
                  Restated Credit Agreement dated November 16, 1990, between
                  LDI Lease Funding Corporation  and the Dai-Ichi Kangyo  Bank
                  Limited, Chicago Branch (Included as  an exhibit  to the
                  Registrant's Annual  Report on  Form 10-Q (No.  0-15994) for
                  the quarter ended August 31, 1993, and incorporated herein by reference.)

    4.13          Seventh Amendment dated October  1, 1993, to Amended and
                  Restated Credit Agreement dated  November 16, 1990,  between
                  LDI  Lease Funding  Corporation and  the Dai-Ichi  Kangyo
                  Bank Limited, Chicago Branch (Included as an exhibit to the Registrant's Annual Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1993, and incorporated herein by reference.)

    4.14          Lease  Receivables Transfer  Agreement dated  as of October
                  7, 1994,  among LDI  Lease Receivables Funding Corp., CXC
                  Incorporated and Citicorp North America, Inc.

    4.15 Lease Receivables Purchase and Contribution Agreement dated as of October 7, 1994, between LDI Lease Receivables
                  Funding Corp. and Registrant

    4.16 Note Purchase Agreement dated as of August 1, 1989, among the Registrant, Northwestern National Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's Quarterly Report on Form
                  10-Q (No. 0-15994) for the quarter ended October 31, 1989, and incorporated herein by reference.)

    4.17          Amendment dated as  of January  31, 1992,  to the Note
                  Purchase Agreement  dated August  31, 1989, among the
                  Registrant, Northwestern National Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q
                  (No. 0-15994) for the quarter ended April 30, 1992, and incorporated herein by reference.)

    4.18 Amendment dated May 2, 1994 to Note Purchase Agreement dated August 31, 1989, among Registrant, Northwestern
                  National Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1994, and incorporated herein by reference.)

    4.19          Letter Amendment  dated July  29, 1994,  to Note  Purchase
                  Agreement dated August  31, 1989,  among Registrant,
                  Northwestern National Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q
                  (No. 0-15994) for the quarter ended July 31, 1994, and incorporated herein by reference.)


Exhibit No.       Description of Exhibits
- - -----------       -----------------------
    4.20          Amended and  Restated Promissory  Note of  the Registrant
                  dated as  of July  1, 1993,  in favor  of National
                  Westminster Bank USA (Included as an exhibit to  the
                  Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for
                  the quarter ended October 31, 1993, and incorporated herein by reference.)
    4.21          Amendment dated  April 29, 1994 to Amended and Restated
                  Promissory Note of Registrant  dated as of July 1, 1993 in favor of National Westminster Bank USA (Included as an
                  exhibit  to the Registrant's Quarterly Report on Form 10-Q
                  (No. 0-15994)  for the quarter ended April 30, 1994, and
                  incorporated herein by reference.)

    4.22          Second Amended  and  Restated Credit  Agreement dated  July
                  29,  1994, among  Registrant,  certain Commercial Lending
                  Institutions, and  National City  Bank, Society National
                  Bank and Continental Bank N.A., as co-agents (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q
                  (No. 0-15994) for the quarter ended July 31, 1994, and incorporated herein by reference.)

   11.01          Computation of Earnings Per Share for the period ended
                  October 31, 1994

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





                                                      LDI CORPORATION


Date: December 14, 1994          By: /s/  Frank G. Skedel
                                     -------------------------
                                     Frank G. Skedel, Executive Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Secretary

                                EXHIBIT INDEX
                                -------------

Exhibit No.       Description of Exhibits
- - -----------       -----------------------
    3.02          By-laws, as amended

    4.14          Lease Receivables  Transfer Agreement  dated as  of October
                  7, 1994,  among LDI  Lease Receivables Funding Corp., CXC
                  Incorporated and Citicorp North America, Inc.

    4.15 Lease Receivables Purchase and Contribution Agreement dated as of October 7, 1994, between LDI Lease Receivables
                  Funding Corp. and Registrant

   11.01          Computation of Earnings Per Share for the period ended
                  October 31, 1994

   27.01          Financial Data Schedules as required  under the Securities &
                  Exchange Commission EDGAR rule release effective for EDGAR filings submitted on or after September 1, 1994

