Form 10-K
period 1995-01-31
LDI CORP
filed 1995-05-16
CIK 814500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended January 31, 1995

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-15994

                                 LDI CORPORATION
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                             31-1179824
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

4770 Hinckley Industrial Parkway, Cleveland, Ohio                                44109
    (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code    (216) 661-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None           Name of each exchange on which registered:________

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock $.01 par value
                                                                     (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995, was $13,580,452.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 31, 1995, was 6,727,457.

                       Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for use at the 1995 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

          The Company was organized in 1972 as Leasing Dynamics, Inc., an Ohio corporation. In October 1986, LDI Corporation, a Delaware corporation, became a holding company for Leasing Dynamics, Inc. and certain of its affiliated corporations. Subsequently, the Company completed an internal realignment pursuant to which most of its subsidiaries were merged into the Company pursuant to applicable parent-subsidiary merger statutes.

          During the year ended January 1994, the Board of Directors determined the need to commence preparation of a new long-term strategic business plan for the Company. The plan included the sale or other divestiture of certain product lines and non-strategic businesses, the consolidation of facilities and other measures to increase the Company's overall profitability. The plan is discussed in more detail in this Item 1, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements."

          During the year ended January 1995, the Company completed the strategic realignment, including the sale or divestiture of all non-strategic businesses, consolidated its Cleveland-based facilities and hired Floyd S. Robinson as the President and Chief Executive Officer of the Company. The Company is currently focusing on the development of its previously identified "core" businesses including Leasing Services, Technology Services and PC Rental Services as described below.

          All references herein to the "Company," "LDI" or the "Registrant" refer to LDI Corporation and its subsidiaries, unless the context otherwise requires.

GENERAL

          During the year ended January 31, 1995, LDI implemented a strategic plan to focus on its historical strength of equipment leasing, maintenance and technical support services related to computer and other high technology equipment and short-term computer (PC) rentals. These services were previously identified as LDI's "core" businesses and represent the foundation of the ongoing LDI corporate operations.

          The Company operations are managed in three product lines: Leasing Services, Technology Services and PC Rentals. Leasing Services provides customers with selected high technology and data processing equipment, telecommunications products, and other capital equipment through sale or lease transactions. Technology Services provides technical support services, including system installation, integration, maintenance and other system support related services both in house and at customer locations. PC Rentals provides state-of-the-art personal computer technology to corporate customers for short-term rentals, normally ranging from one week to one year.

LEASING SERVICES

         LDI leases a diverse range of equipment, including computer and telecommunication systems and related peripheral devices, production and manufacturing machinery, and medical and diagnostic systems.

         The Company leases equipment manufactured by a wide variety of companies to meet the specific requirements of its customers. LDI also remarkets this equipment if it is returned at lease expiration. By emphasizing a full selection of equipment options from many manufacturers, LDI increases its leasing and remarketing opportunities while mitigating risk through a diversified portfolio.

         Ongoing market dynamics in the computer industry, such as the continued decline in demand for mainframe computer equipment, have prompted a shift to smaller systems, peripheral equipment, and related services to meet the changing needs of customers. Recognizing this, LDI has increased its portfolio of mid-range systems and peripheral devices, integrated network computing and cross-platform systems integration.

         Even though LDI has shifted growth emphasis to other computer product lines, it recognizes that the mainframe will continue to be used, sometimes in new and different roles. In the near term, the Company believes that many organizations will continue to use mainframe systems for certain processing-intensive functions. Also, these systems are becoming primary back-up devices for information storage.

         LDI also offers its customers lease financing for capital equipment acquisitions, resulting in an alternative funding source for a significant portion of their equipment needs. Production equipment, manufacturing systems and medical equipment are often equipped with technology components that are improved with new product offerings. This continued introduction of new technology increases the demand for leasing as customers demand the flexibility to utilize new technology in their operations. LDI negotiates upgrades to the equipment which results in amending the existing lease or replacing the equipment and initiating a new lease contract.

         The Company purchases new equipment directly from the manufacturer and obtains used equipment from its customer base and from the nationwide secondary market for used data processing and telecommunications equipment. LDI's active presence in this secondary market, coupled with its large portfolio of equipment under lease and its technical capabilities to upgrade and refurbish used equipment, allow it to combine new and used equipment configurations at competitive prices. Similarly, the Company is often able to facilitate new lease or sale transactions by either buying, remarketing, or trading a prospective customer's existing equipment. Management believes that the Company's ability to fully integrate high-technology products and services represents a competitive advantage and differentiates it from most of its competitors.

         LDI's customers are medium to large corporations and other organizations that have significant information processing and production equipment needs that meet the Company's credit standards. LDI's principal objective is to selectively engage in lease transactions with customers whose creditworthiness permits the Company to maximize the use of long term nonrecourse financing. No customer accounts for more than 5% of the Company's total revenues, and the Company does not believe that it is dependent on any single customer.

         LDI's equipment lease terms generally range from monthly to seven years, with information processing and telecommunications equipment lease terms typically from two to five years. The majority of the Company's leases are capital leases. Capital leases have less risk than shorter-term operating leases, since a higher percentage of the cost of the equipment is returned in the form of rental receipts during the initial lease term. Substantially all leases are noncancellable and place the risk of damage to the equipment on the lessee. Approximately one-half of the dollar amount of LDI's lease portfolio is comprised of small and medium-size transactions ranging from $50,000 to $200,000. Lessees typically use a significant amount of high-technology equipment and have multiple capital leases with the Company with varying expiration dates.

         LDI's marketing activities historically have been directed toward the Midwest and Northeast, although it has equipment on lease throughout the United States. As of January 31, 1995, LDI employed leasing services sales representatives in sales offices located in the following metropolitan areas:
Boston, Cincinnati, Chicago, Cleveland, Columbus, Dallas, Detroit, New York and New Jersey. The sales representatives market the Company's services primarily through personal sales calls, telemarketing and direct mailing.

TECHNICAL SERVICES

         LDI's Technology Services operation provides hardware and software maintenance and other support services for large, medium, and small computer systems, personal computers, point-of-sale equipment, and telecommunications equipment produced by various manufacturers. The operation provides many types of hardware, software, and support services at the customers' facilities from its five district operation centers. The largest of these centers is located in Cleveland at LDI's headquarters. The other operations are located in Columbus, Cincinnati, Detroit, and Ithaca. Service programs provided include on-site hardware and software maintenance contracts, depot repair and return, and time and material contracts as well as tailored agreements to accommodate the needs of customers. Qualified field engineers and technicians are available twenty-four hours a day, seven days a week. In addition, LDI provides advanced engineering support and high-technology remote diagnostic and repair services.

         As of January 31, 1995, the Company had 169 employees in its Technology Services operation, including 94 field engineers and bench technicians. Certain field engineers perform on-site repair and maintenance services for mainframe central processing units and larger peripheral devices. Bench technicians perform repair service functions on various types of equipment, which include personal computers, telecommunications equipment, and point-of-sale devices. Because of the Company's participation in the secondary market for used data processing equipment, the Company is often able to supply a customer with replacement equipment while repairing their equipment, particularly with respect to personal computers, terminals, and small items of peripheral equipment.

         LDI refurbishes used information processing, telecommunications and other electronic equipment in connection with its remarketing activities and also contracts to refurbish used equipment from others. The refurbishing activities may include enhancing existing computer equipment by adding features that make systems more powerful or capable of performing additional functions. The Company believes that these refurbishing capabilities contribute to LDI's ability to remarket used equipment. Additionally, they are an important component of LDI's objective of developing long-term relationships with its customers by meeting their high-technology equipment support and services needs, thereby differentiating LDI from its competitors.

RENTAL SERVICES

          LDI provides short and intermediate term rentals of personal computers, peripherals and software to corporate customers nationwide. LDI rents desktop and notebook computers sourced from leading manufacturers such as IBM, Compaq, Dell, AST and Apple. Printers rented include those manufactured by Hewlett-Packard, Epson and Apple. Other products rented include scanners, plotters, data projection equipment, CD ROM, large screen monitors and external hard drives.

          LDI provides its computer rental services nationwide. To support this level of service, LDI has offices in the following locations: Cleveland, Detroit, Chicago, Cincinnati, Dallas, Houston and Atlanta. These offices include a local sales force, technical staff, and inventory. This structure enables LDI to provide same day delivery, installation and on-site service. This full-service strategy differentiates LDI from the majority of its competitors, who primarily provide box shipping services.

          LDI's target customers include rapidly growing companies, service companies such as financial, accounting, engineering and consulting firms, and companies which have a large installed base of personal computers. Customers rent personal computers for many reasons, including access to new technology, special projects, peak work loads, training, disaster recovery and minimizing long term capital expenditures. LDI markets its services primarily through Yellow Pages advertising, telemarketing and outside sales representatives calling on Fortune 1,000 companies. At January 31, 1995, the Company had 40 employees in its personal computer rentals operation.

CORE BUSINESS REVENUES AND ASSETS

          Revenues and assets of LDI's core business of leasing, maintenance and technical services and personal computer rentals for the years ended January 31, 1994, and January 31, 1995, are as follows:

(IN MILLIONS)

                                   1994                                1995
                            -------------------                  -----------------
Revenues                    $209.6      62% (A)                  $162.0    80% (A)
Assets                      $537.0      91% (A)                  $426.9   100% (A)


(A) % of consolidated amounts including discontinued operations.

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

DISCONTINUED AND NON-STRATEGIC BUSINESSES

          The businesses LDI identified as discontinued or non-strategic were generally characterized as being transactional in nature, commodity oriented and not conducive to building long-term customer relationships. These attributes translated into low-margin, low-return businesses which did not match LDI's new strategy. The Company's core business emphasizes exceptional customer service, building long-term customer relationships and providing value-added services that can translate into higher margins and acceptable financial returns. These core business attributes, in conjunction with the completed facilities consolidation and other cost saving measures, are expected to result in higher margins and financial returns in future years.

EMPLOYEES

          As of January 31, 1995, the Company had 330 full time employees. This represents a 63% decrease from the prior year employment levels and is attributable to the implementation of the strategic realignment. Management believes that the remaining employees are sufficient to support the Company's ongoing core business. The Company also believes that its employee relations are good.

ITEM 2.  PROPERTIES

          During the fiscal year ended January 31, 1995, the Company moved its executive offices and its leasing and corporate operations previously located in downtown Cleveland and Westlake, Ohio, respectively, to its recently expanded Technology Center located in Cleveland. Other facilities eliminated during the year ended January 31, 1995, related to the implementation of the Company's strategic realignment and included the closing of three "LDI Computer Superstores" in Cleveland and Pittsburgh and the buyout of a lease in Solon, Ohio for office and warehouse space. Although no longer operating a "Superstore," LDI is leasing one of the former superstore facilities in Cleveland to an office supplies and equipment retailer. The Company also leases other sales offices and maintenance centers in various locations throughout the United States.

          The Company believes that its offices and facilities are adequately insured and sufficient to service their present purposes.

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

               FISCAL YEAR ENDED
               JANUARY 31, 1994                                                       HIGH               LOW

First Quarter (ended April 30)                                                        $7.75             $6.25
Second Quarter (ended July 31)                                                         8.00              7.00
Third Quarter (ended October 31)                                                       8.25              7.13
Fourth Quarter (ended January 31)                                                      8.13              6.25

               FISCAL YEAR ENDED
               JANUARY 31, 1995                                                       HIGH               LOW

First Quarter (ended April 30)                                                         7.25              5.13
Second Quarter (ended July 31)                                                         5.88              3.25
Third Quarter (ended October 31)                                                       6.75              4.00
Fourth Quarter (ended January 31)                                                      6.00              3.50

          As of March 31, 1995, the Company's common stock was held by 510 stockholders of record.

          During the year ended January 31, 1994, the Company paid quarterly cash dividends on its common stock of $.04 per share. During the year ended January 31, 1995, the Company paid no cash dividends on its common stock.

          The Company is prohibited from paying cash dividends under the covenants of certain of its financing agreements.

ITEM 6.  SELECTED FINANCIAL DATA

          The following schedule sets forth selected consolidated financial data regarding the Company for the periods indicated, derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of and for each of the five years in the period ended January 31, 1995, have been audited by Deloitte & Touche LLP, the Company's independent auditors. The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report and the Company's consolidated financial statements and notes thereto appearing in Item 8 of the report.

                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

EARNINGS STATEMENT DATA:                                             YEAR ENDED JANUARY 31
                                        ------------------------------------------------------------------------
                                           1991             1992          1993            1994            1995
                                           ----             ----          ----            ----            ----
Revenues:
  Leasing                                  $292,806       $262,695        $199,113       $156,606       $103,659
  Direct sales                               57,606         58,456          82,113         94,852         63,757
  Technical services                         17,831         18,864          18,240         16,127         15,108
  Equity in earnings of 50%
      owned affiliate                             -              -             101            733          1,010
  Other                                       1,237          1,980           4,098          3,593            633
                                          ---------      ---------       ---------      ---------      ---------
  TOTAL                                     369,480        341,995         303,665        271,911        184,167
                                           --------       --------        --------       --------        -------

Costs and Expenses:

  Leasing                                   209,920        174,676         130,175        121,961         83,833
  Direct sales                               48,494         50,441          70,637         82,135         54,385
  Technical services                         11,822         12,274          12,751         11,096          8,345
  Interest                                   49,296         49,746          41,685         33,446         28,333
  Debt financing fees                           493          1,117           1,318          1,725          3,433
  Selling, general and administrative        33,570         37,019          36,088         40,484         30,945
  Restructuring charges                           -              -               -          6,641              -
                                       ------------   ------------   -------------     ----------  -------------
  TOTAL                                     353,595        325,273         292,654        297,488        209,274
                                           --------       --------        --------       --------       --------

Earnings (loss) from continuing
   operations before income taxes            15,885         16,722          11,011        (25,577)       (25,107)
Income tax expense (benefit)                  5,769          6,185           4,240         (9,532)        (9,624)
                                           --------       --------        --------       ---------      ---------
Earnings (loss) from continuing
   operations                                10,116         10,537           6,771        (16,045)       (15,483)
Discontinued operations:
  Earnings (loss) from operations,
     net of tax                                (172)          (179)            164         (1,395)        (3,081)
  Provision for loss on disposal,
     net of tax                                   -              -               -         (7,082)             -
                                       ------------   ------------    ------------     -----------  ------------
Net earnings (loss)                        $  9,944       $ 10,358        $  6,935       $(24,522)      $(18,564)
                                           ========       ========        ========       ========-      ========-

Earnings (loss) per primary share:

  Continuing operations                    $   1.50       $   1.57        $   1.01         $  (2.39)   $  (2.30)
  Discontinued operations                     (.02)          (.03)             .02            (1.26)       (.46)
                                          ---------      ---------       ---------         ---------  ----------
  Net earnings (loss)                      $   1.48       $   1.54        $   1.03         $  (3.65)   $  (2.76)
                                           ========       ========        ========         =========   =========
Net earnings per share -

  fully diluted                            $   1.48       $   1.47        $   1.01              -              -
Cash dividends paid per share                     -              -               -      $     .16              -

Results of operations for all years prior to the year ended January 31, 1995, have been restated to segregate debt financing fees and the results of discontinued operations.

                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:                                               YEAR ENDED JANUARY 31
                                          --------------------------------------------------------------------
                                           1991             1992          1993            1994            1995
                                           ----             ----          ----            ----            ----
Total assets                               $745,877       $754,455        $688,023       $593,027       $426,909
Leased assets:
  Capital leases                            580,785        607,524         512,480        412,561        311,478
  Operating leases - net of
    accumulated depreciation                 66,853         40,007          53,092         55,006         37,610
Notes payable                               164,147        186,031         148,433        148,175        107,855
Subordinated notes                                -         10,000          10,000         10,000         10,000
Nonrecourse lease financing                 426,190        382,443         330,494        296,794        227,574
Shareholders' equity                         77,866         88,565          95,644         70,084         51,595


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                  THREE MONTHS ENDED
                             -----------------------------------------------------------------------------------------------------
                             APRIL 30,     JULY 31,     OCT. 31,     JAN. 31,     APRIL 30,    JULY 31,     OCT. 31,      JAN. 31,
                               1993          1993         1993         1994         1994         1994         1994          1995
                             ---------     --------     --------     --------     ---------    --------     --------      --------
Revenues                      $61,644       $64,487      $74,347     $ 71,433     $ 49,037     $ 47,911     $ 49,680       $37,539

Gross profit (loss)            19,233        18,859       18,839       (4,538)      14,863       14,981       14,160        (8,043)
Earnings (loss) from
  continuing operations         1,262         1,512          963      (19,782)        (837)         841          208       (15,695)
Discontinued operations

  (net of tax)                    (52)         (239)        (267)      (7,919)           -       (3,081)           -             -
                             ---------       -------      -------     --------  ----------     --------- -----------   -----------
Net earnings (loss)          $  1,210       $ 1,273      $   696     $(27,701)   $    (837)    $ (2,240)   $     208      $(15,695)
                             =========      ========     ========    =========   ==========    =========   =========      =========

Earnings (loss) per
  share - primary

Continuing operations       $   .19     $   .22       $   .14         $  (2.94)   $(.12)        $.12          $.03          ($2.33)
Discontinued operations        (.01)       (.03)         (.04)           (1.18)          -      (.46)               -            -
                            --------    --------      --------        ---------    -------    -------          ------    ---------
Net earnings (loss)         $   .18     $   .19       $   .10         $  (4.12)   $(.12)       $(.34)         $.03          $(2.33)
                            ========    ========      ========        =========   ======       ======         ====          =======
Net Earnings per

  share - fully diluted     $   .18     $   .19       $   .10                -           -             -            -            -
Cash dividends paid

  per share                 $   .04     $   .04       $   .04        $       .04         -            -            -             -

Results of operations for all quarters have been restated to segregate the results of discontinued operations. Accordingly, amounts for revenues and gross profit pertain only to continuing operations.

Earnings (loss) from continuing operations for the three months ended January 31, 1994 includes restructuring charges of $6.6 million ($.62 per share, net of tax).

Gross profit for the three months ended January 31, 1994 and 1995 includes equipment valuation adjustments and off-lease writedowns totaling $22 and $21 million, respectively. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Leasing" and Note 3 of "Notes to Consolidated Financial Statements" for additional discussion.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING PRACTICES

          Refer to Note 1 of "Notes to Consolidated Financial Statements" for a discussion of the Company's significant accounting practices.

RESULTS OF OPERATIONS

          The following schedule presents the amounts and relative percentages of total revenues represented by major revenue and expense items for each of the three years in the period ended January 31, 1995.

                                                                          YEAR ENDED JANUARY 31
                                         --------------------------------------------------------------------------
(Dollars in Thousands)                            1993                     1994                       1995
                                                  ----                     ----                       ----
                                          AMOUNT         PERCENT     AMOUNT      PERCENT       AMOUNT      PERCENT
Revenues:
  Leasing                                  $199,113       65.6%      $156,606       57.6%       $103,659      56.3%
  Direct sales                               82,113       27.0         94,852       34.9          63,757      34.6
  Technical services                         18,240        6.0         16,127        5.9          15,108       8.2
  Equity in earnings of 50%
    owned affiliate                             101         -             733        0.3           1,010       0.6
  Other                                       4,098        1.4          3,593        1.3             633       0.3
                                          ---------     ------     ----------     ------       ---------    ------
      TOTAL                                 303,665      100.0        271,911      100.0         184,167     100.0
                                           --------      -----       --------      -----         -------     -----

Costs and Expenses:

  Leasing                                   130,175       42.9        121,961       44.9          83,833      45.5
  Direct sales                               70,637       23.3         82,135       30.2          54,385      29.5
  Technical services                         12,751        4.2         11,096        4.1           8,345       4.5
  Interest                                   41,685       13.7         33,446       12.3          28,333      15.4
  Debt financing fees                         1,318        0.4          1,725        0.6           3,433       1.9
  Selling, general and administrative        36,088       11.9         40,484       14.9          30,945      16.8
  Restructuring charges                          -          -           6,641       2.42              -           -
                                      -------------    -------     ----------     ------    ------------   --------
      TOTAL                                 292,654       96.4        297,488      109.4         209,274     113.6
                                           --------      -----       --------      -----         -------     -----

Earnings (loss) from
  continuing operations
  before income taxes                        11,011        3.6        (25,577)      (9.4)        (25,107)    (13.6)
Income tax expense (benefit)                  4,240        1.4         (9,532)      (3.5)         (9,624)     (5.2)
                                           --------      -----       ---------     ------       ---------    ------
Earnings (loss) from
  continuing operations                       6,771        2.2        (16,045)      (5.9)        (15,483)     (8.4)
Discontinued operations:
  Earnings (loss) from
    operations, net of tax                      164        0.1         (1,395)      (0.5)         (3,081)     (1.7)
  Provision for loss on
    disposal, net of tax                          -          -         (7,082)      (2.6)              -           -
                                        -----------     ------       ---------     ------   ------------    --------

Net earnings (loss)                        $  6,935        2.3%      $(24,522)      (9.0)%      $(18,564)    (10.1)%
                                           ========      =====       =========     ======       =========    ======

LEASING

A summary of the operating results from leasing for the three years ended January 31, is as follows:

(DOLLARS IN THOUSANDS)                                                      1993           1994           1995
                                                                           ----           ----           ----
Leasing Revenues                                                          $199,113       $156,606       $103,659
Cost of Leasing                                                            130,175        121,961         83,833
                                                                          --------       --------      ---------
Gross Leasing Margin                                                      $ 68,938       $ 34,645       $ 19,826
                                                                          --------       --------       --------
Percent of Revenue                                                         34.6%          22.1%           19.1%


                                                                      COST OF LEASED EQUIPMENT
                               ----------------------------------------------------------------------------------------
                                          1993                              1994                          1995
                               -------------------------      ----------------------------       ----------------------
New Equipment Leases           $126,853            94.7%      $124,931               86.4%       $80,919          80.9%
Re-Leased Equipment               7,158             5.3         19,601               13.6         19,049          19.1
                               --------           -----       --------              -----        -------         -----
TOTAL                          $134,011           100.0%      $144,532              100.0%       $99,968         100.0%
                               ========           =====       ========              =====        =======         =====

Sales-Type Leases               $91,858            68.6%       $74,199               51.3%       $37,416          37.4%
Direct Finance Leases             7,246             5.4         42,194               29.2         54,106          54.1
Operating Leases                 34,907            26.0         28,139               19.5          8,446           8.5
                               --------           -----       --------              -----        -------         -----
TOTAL                          $134,011           100.0%      $144,532              100.0%       $99,968         100.0%
                               ========           =====       ========              =====        =======         =====


                                                                       NUMBER OF TRANSACTIONS
                               ----------------------------------------------------------------------------------------
                                         1993                             1994                            1995
                               -------------------------      ----------------------------       ----------------------
New Equipment Leases              1,153            74.3%         1,343               79.8%           985        83.3%
Re-Leased Equipment                 399            25.7            340               20.2            197        16.7
                                  -----           ------         -----              ------         -----       ------
TOTAL                             1,552           100.0%         1,683              100.0%         1,182       100.0%
                                  =====           ======         =====              ======         =====       ======

Sales-Type Leases                 1,462            94.2%         1,454               86.4%           744         63.0%
Direct Finance Leases                39             2.5            115                6.8            322         27.2
Operating Leases                     51             3.3            114                6.8            116          9.8
                                  -----           ------         -----              ------         -----        ------
TOTAL                             1,552           100.0%         1,683              100.0%         1,182        100.0%
                                  =====           ======         =====              ======         =====        ======

          For the year ended January 31, 1995 leasing revenues decreased 34% as compared to the 21% decline experienced in the previous year. The results reflect an overall change in the mix of leases being written by the Company as a result of changing market conditions. During 1993, 69% of total leased equipment cost was recorded as sales-type leases, which recognize the major portion of lease revenue at lease commencement. For the years ended January 31, 1994 and 1995 the percentages of leased equipment cost under sales-type classification decreased to 51% and 37%, respectively. Over the same period the Company saw its percentage of leased equipment cost recorded as direct-finance leases increase from 5% in 1993 to 29% in 1994 and 54% in 1995. Direct finance leases spread income recognition over the term of the lease. Based upon current market dynamics and related factors, the Company anticipates its future mix of lease transactions will parallel recent trends.

          The Company also experienced a significant decrease in the cost of equipment placed under lease as compared to the prior year, which had a direct influence on leasing revenue. A key factor underlying the decline was a continued market shift toward less expensive, more powerful mid-range computers and personal computer networks.

          During the quarters ended January 31, 1994 and 1995 the Company recorded charges which increased cost of leasing (see Note 3 of "Notes to Consolidated Financial Statements"). The charges, primarily related to provisions for estimated future residual value writedowns, were precipitated by deteriorating customer credit quality and/or a significant decline in the market value of classes of leased equipment. These charges are described below and aggregated $21.5 million in 1994 and $21.2 million in 1995.

          Asset valuation writedowns of off-lease equipment can occur when the lessee elects not to renew, extend, or reconfigure the lease, while lease renewals tend to maintain the in-place value of leased equipment. Leased equipment is recorded at the lower of cost or fair market value when equipment is received from lessees at the end of the lease. The Company also reviews residual values periodically during the lease and, if necessary, reduces the estimated residual to be realized at the termination of the lease. During the quarter ended January 31, 1994, several major customers decided not to renew their leases and negotiated to purchase or return the equipment. These sales and returns during the quarter resulted in a $7 million charge. The Company also recorded charges of $14.5 million for equipment valuation writedowns primarily for lessees in bankruptcy or with deteriorating credit conditions.

          During the quarter ended January 31, 1995 the Company recorded charges of $13.3 million to revise residual values of certain categories of leased equipment, both for leases terminated in the quarter and similar equipment leases which will expire in the future. The Company also recorded charges of $5.1 million to adjust residual values and other assets for equipment leased to customers with deteriorating credit quality and $2.8 million to reduce the valuation of PC rental equipment and other inventories.

          Although asset valuation adjustments are considered normal operating costs of the leasing business, the Company believes the amount of the off-lease writedowns taken in each of the two most recent fiscal years were unusual and related to specific situations with certain customers and/or included significant changes in prevailing market conditions for specific classes of equipment in the Company's lease portfolio. While the Company cannot provide assurance that future results will not be impacted by similar events, it does believe that the strategic initiatives announced and implemented during the year ended January 31, 1995 will result in more predictable gross leasing margins in the future.

DIRECT SALES

A summary of the operating results from direct sales for the three years ended January 31, is as follows:

                                          CORE OPERATIONS  (1)                          RESTRUCTURED OPERATIONS (2)
                                  -----------------------------------------         ----------------------------------------
                                    1993             1994              1995              1993            1994           1995
Direct Sales                      $36,315           $38,732         $44,936          $45,798        $  56,120          $18,822
Cost of Direct Sales               32,611            33,544          38,204           38,026           48,591           16,182
                                 --------          --------        --------         --------       ----------         --------
Gross Sales Margins              $  3,704          $  5,188        $  6,732         $  7,772       $    7,529         $  2,640
                                 ========          ========        ========         ========       ==========         ========
Percent of Sales                     10.2%             13.4%           15.0%            17.0%            13.4%            14.0%


                                              REPORTED OPERATIONS
                                 --------------------------------------------
                                     1993            1994              1995
Direct Sales                     $  82,113        $  94,852          $ 63,757
Cost of Direct Sales                70,637           82,135            54,385
                                 ---------        ---------         ---------
Gross Sales Margins              $  11,476        $  12,717          $  9,372
                                 =========        =========         =========
Percent of Sales                      14.0%            13.4%             14.7%

(1) Core operations include: Leasing Services, Technology Services, and PC Rentals which were identified in the strategic plan as those product lines that constitute the ongoing business of the Company.

(2) Restructured operations include the results of business units which are, for financial statement presentation purposes only, considered to be a part of reported operations. As discussed in Note 4 of "Notes to Consolidated Financial Statements," the restructured operations were determined to be non-strategic to the future operations of the Company and as such, were either sold or substantially liquidated during the first half of the year ended January 31, 1995.

          For the year ended January 31, 1994 direct sales from core operations increased $2.4 million (7%) due primarily to higher levels of sales of equipment coming off lease. For the year ended January 31, 1995 direct sales increased $6.2 million (16%) due primarily to the sale, prior to the end of the initial term, of equipment to lessees. Gross direct sales margin percentages increased in both years due to more in place sales of equipment, which normally command higher margins.

          The increase in direct sales of restructured operations for the year ended January 31, 1994 of $10.3 million was due primarily to sales of microcomputers to commercial accounts. The decrease in direct sales of restructured operations for the year ended January 31, 1995 of $37.3 million was due to the sale, effective May 31, 1994, of LDI's corporate microcomputer sales organization.

TECHNICAL SERVICES

A summary of the operating results from technical services for the three years ended January 31, is as follows:

(IN THOUSANDS)                                                              1993           1994           1995
                                                                            ----           ----           ----
Services Revenues                                                          $ 18,240      $ 16,127       $ 15,108
Cost of Services                                                             12,751        11,096          8,344
                                                                          ---------     ---------     ----------
Gross Margin                                                              $   5,489     $   5,031      $   6,764
                                                                          =========     =========      =========
Percent of Revenues                                                           30.1%         31.2%          44.8%

          For the year ended January 31, 1994, technical services revenues decreased 12% from the prior year. This was primarily due to a decline of $3.1 million in disaster recovery services as a result of an agreement, effective May 1, 1993, to form a strategic marketing relationship with SunGard Recovery Services Inc. The Company's contract base of business recovery customers and two "hot site" recovery centers were transferred to SunGard and are operated by SunGard as part of the agreement. Increased consulting revenues partially offset the decline in services revenues.

          For the year ended January 31, 1995, technical services revenues decreased 6% from the prior year. This decrease is also due primarily to the strategic marketing relationship with SunGard Recovery Services, Inc. A decline of $1.0 million in revenues occurred as a result of this transaction.

          For the year ended January 31, 1994, the gross margin declined due to lower revenues, a $1.2 million write-off of obsolete and excessive maintenance inventories during the fourth quarter, and the absence, beginning in the second quarter, of disaster recovery operations, which bore higher direct costs per revenue dollar. In the year ended January 31, 1995, the gross margin increased by 34% and there was a significant improvement in the gross margin percentage due principally to lower parts costs and increased labor efficiency in the maintenance operations.

INTEREST EXPENSE

          For the years ended January 31, 1994 and 1995, interest expense decreased $8.2 million (20%) and $5.1 million (15%), respectively. These decreases resulted primarily from lower interest rates and reductions in the average amount of debt outstanding during the year ended January 31, 1994, and reduction in the average amount of debt outstanding offset by higher interest rates in the year ended January 31, 1995.

DEBT FINANCING FEES

          Debt financing fees increased $0.4 million (31%) and $1.7 million (99%) for the years ended January 31, 1994 and 1995, respectively. The increase for the year ended January 31, 1994, primarily represents a full year of fees from a $50 million installment note completed in August 1992. The increase for the year ended

January 31, 1995, was primarily due to a $1.7 million amortization of the $2.4 million of costs related to the restructuring of LDI's senior credit agreements in July 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          For the year ended January 31, 1994, selling, general and administrative expenses increased by $4.4 million (12%), and as a percent of total revenue from 11.9% to 14.9%. The increase was primarily attributable to additional bad debt reserves ($4.8 million or 1.8% of revenue) resulting from losses for credit and collection-related situations with several customers and the decline in leasing revenues discussed in the "Leasing Section of Management's Discussion and Analysis".

         For the year ended January 31, 1995, selling, general and administrative expenses decreased $9.5 million (23.6%), but as a percent of revenue increased from 14.9% to 16.8%. The gross dollar decrease was due to the implementation of the strategic business plan which included facility consolidation, reduction of work force and the completion of the divestiture or sale of non-core businesses. This decrease was partially offset by bad debt charges of $2.7 million recorded during the fourth quarter ended January 31, 1995. The increase as a percentage of revenue was due to the decline in leasing revenues discussed in the "Leasing Section of Management's Discussion and Analysis".

         Selling, general and administrative expenses are expected to decrease in the year ending January 31, 1996, as the cost savings from facility consolidation and reduction in workforce will be in effect for the entire year.

STRATEGIC BUSINESS PLAN

          During the year ended January 31, 1994, the Company initiated a strategic business plan that included the sale or other divestiture of certain product lines and non-core businesses, the closing of facilities, and other cost reduction measures to improve the Company's profitability. The Company completed the strategic realignment, including divestitures of non-strategic businesses, during the year ended January 31, 1995.

          The businesses the Company identified as discontinued or non-strategic were generally characterized as transactional in nature, commodity oriented and not conducive to building long-term customer relationships. These attributes translated into low-margin, low-return businesses which did not match the Company's new strategy of focusing on a core business emphasizing exceptional customer service, building long-term customer relationships and providing value-added services.

RESTRUCTURING CHARGES

          Under the strategic plan implemented during the year ended January 31, 1995, businesses sold or closed (other than those included in Discontinued Operations) included: (1) LDI Retail Services, which provided hardware, software, and system integration for retail chain stores; (2) LDI Computer Systems, which sold microcomputers and related equipment to commercial accounts;
(3) SeaTech Communications, a ship-to-shore satellite telecommunications venture; and (4) LDI Canada, Ltd., a leasing subsidiary based in Toronto, Canada.

          The cost of implementing the plan was $6.6 million, recorded in the Company's fourth quarter ended January 31, 1994 ($4.1 million after-tax, or $.62 per share). The costs included $4.3 million attributable to disposing of the above businesses, $1.7 million for employee severance and termination costs and $0.6 million for closing facilities. There were no additional costs incurred during the implementation of the plan in the year ended January 31, 1995.

INCOME TAXES

          The Company's effective income tax benefit rate for continuing operations decreased to 37.3% for the year ended January 31, 1994, from a tax expense rate of 38.5% for the prior year due to the effect of the Federal tax rate change.

          The effective tax benefit rate for continuing operations increased to 38.3% for the year ended January 31, 1995, due to the effect in the prior year of the Federal tax rate change.

DISCONTINUED OPERATIONS

          Under the restructuring plan, discontinued segments included (1) LDI Computer Superstores, the retail PC superstores; (2) LDI Computer Outlets, the retail PC outlet stores; (3) LDI Distribution Supply, a catalog distribution business selling PC peripheral equipment and modems; and (4) LDI Open Software, a distributor of software for UNIX-based systems.

          As a result of discontinuing these businesses the Company recorded during its fourth quarter ended January 31, 1994, a charge of $11.7 million ($7.1 million after-tax), consisting of $10.8 million for estimated operational losses during the phase-out period and $0.9 million for employee severance and termination costs.

          During the three months ended July 31, 1994, the Company recorded an additional loss from discontinued operations of $5.0 million (after tax $3.1 million). This loss was due to additional costs related to the liquidation and closing of the Company's retail computer superstores and retail PC outlets.

LIQUIDITY AND CAPITAL RESOURCES

          The Company uses a combination of credit facilities, term loans and internally generated cash flow to finance, on an interim basis, the acquisition of equipment for lease or sale. Upon completion of lease documentation, the Company generally finances the present value of future lease rentals by the assignment of such rentals to banks, insurance companies, or other lenders on a discounted, nonrecourse basis. In this manner, a substantial portion of the equipment cost is financed on a long-term basis and the Company limits its risk, if any, to its equity investment in the equipment. In December 1994, the Company completed a $50 million expansion of the capacity of one of its securitized lease receivable financing programs from $75 million to $125 million (see Note 12 of "Notes to Consolidated Financial Statements").

          The Company enters into interest rate swap and cap agreements to manage exposure to changes in interest rates for portions of its recourse and nonrecourse debt. The agreements generally involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts. The notional amount of interest rate swaps outstanding at January 31, 1995 was $125 million with a weighted average interest rate payable of 5.8%. The agreements have maturities from one to four years.

          During the year ended January 31, 1995, cash generated from operating activities (including discontinued operations) was $171 million as compared to $190 million for the year ended January 31, 1994. This $19 million decrease is primarily attributable to the following: decrease in cash inflows from the sale or disposal of inventory and off-lease equipment ($83 million); lower cash outflows for purchases of inventory for resale ($26 million); incremental cash inflows from changes in assets and liabilities of discontinued operations ($21 million); and the reduction in accounts receivable balances as compared with an increase in the prior year ($18 million). Cash used in investing activities was $66 million for the year ended January 31, 1995 as compared to $151 million for the year ended January 31, 1994. This decrease of $85 million was due primarily to a $71 million reduction in equipment purchased for lease and the receipt of $12 million in proceeds from the sale of noncore businesses and properties. Cash used in financing activities was $102 million for the year ended January 31, 1995 as compared to $35 million for the year ended January 31, 1994. This $67 million increase was primarily the result of incremental payments of $40 million on revolving credit facilities and term loans and incremental net payments of $28 million on nonrecourse lease financings.

          As discussed in Note 11 of "Notes to Consolidated Financial Statements," the Company's senior secured revolving credit facility and senior secured term notes were scheduled to mature on April 30, 1995. Pending finalization of a new agreement, the lenders have extended the maturity date of the credit facility and term notes through May 31, 1995. Additionally, due to the operating results for the year ended January 31, 1995, the Company was in noncompliance with certain financial covenants of its senior debt agreements and subordinated notes as described in Notes 11 and 13. The Company has obtained amendments or waivers through May 31, 1995 for noncompliance with these covenants.

          The Company is negotiating with its lenders to refinance its senior secured recourse debt and with the holder of its subordinated notes to effect permanent amendments of the financial covenants. The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete these negotiations and, in the meantime, upon the willingness of its creditors to continue to grant extensions and waivers or otherwise not demand immediate payment with respect to such indebtedness. Based upon the status of the negotiations to date, management believes that a new senior debt agreement will be finalized and the subordinated notes will be amended. The Company expects, however, that the effective interest rate of the new senior debt agreement, including interest expense and debt financing fees, may be higher than the effective interest rate of the existing senior credit facility and term loans for the year ended January 31, 1995.

          The Company is also currently negotiating a new financing program which, if completed, would provide nonrecourse financing of lease equipment purchases until the related lease documentation is finalized and permanent nonrecourse funding is obtained. Management believes that cash generated from operations, cash obtained from this new nonrecourse interim financing program, borrowings under the new senior credit facility, financing from existing nonrecourse programs and other sources and, if necessary, proceeds from sales of leases or other assets will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs.

          Net assets of discontinued operations decreased from January 31, 1994, to January 31, 1995, due primarily to sales of inventory and collections of accounts receivable of the retail computer superstores and the retail PC outlets and the sale of certain assets of the Company's catalog distribution and software distribution businesses.

          Inventories decreased from January 31, 1994, to January 31, 1995, by approximately $7.4 million primarily due to the sale of inventories of non-strategic business units.

          Accounts receivable decreased from January 31, 1994, to January 31, 1995, by approximately $18.6 million due primarily to the collection and/or sale of receivables of non-strategic business units.

          The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LDI CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
Independent Auditors' Report ................................   18

Consolidated Balance Sheets as of January 31, 1994 and 1995 .   19

Statements of Consolidated Earnings for the years ended

  January 31, 1993, 1994, and 1995 ..........................   20

Statements of Consolidated Cash Flows for the years ended

  January 31, 1993, 1994, and 1995 ..........................   21

Statements of Consolidated Shareholders' Equity for the years

  ended January 31, 1993, 1994, and 1995 ....................   22

Notes to Consolidated Financial Statements ..................   23-37

Financial Statement Schedule:

Schedule VIII -- Valuation and Qualifying Accounts ..........   38

                          INDEPENDENT AUDITORS' REPORT

LDI CORPORATION:

We have audited the accompanying consolidated balance sheets of LDI Corporation and its subsidiaries as of January 31, 1994 and 1995, and the related statements of consolidated earnings, cash flows, and shareholders' equity for each of the three years in the period ended January 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LDI Corporation and its subsidiaries at January 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant net losses for each of the two years in the period ended January 31, 1995. As discussed in Note 2 to the consolidated financial statements, the Company's senior secured revolving credit facility and senior secured term notes, which before extension had a scheduled maturity of April 30, 1995, may become due and payable after May 31, 1995, unless the debt is refinanced or the existing agreements are further extended. Additionally, as discussed in Note 2, the Company was in noncompliance with certain financial covenants of its senior debt agreements and subordinated notes and has obtained amendments or waivers through May 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
May 15, 1995

                                             LDI CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                  (DOLLARS IN THOUSANDS)

                                                                                              JANUARY 31
                                                                                        ----------------------
          ASSETS                                                                        1994              1995
                                                                                        ----              ----

Cash and cash equivalents.......................................................      $   8,972         $ 11,744
Receivables--net of allowances for doubtful accounts............................         41,831           23,244
Inventory held for lease or sale................................................         18,336           10,933
Leased assets:
  Capital leases................................................................        412,561          311,478
  Operating leases--net of accumulated depreciation.............................         55,006           37,610
Land, buildings, equipment, and furniture--net of
  accumulated depreciation of $8,521 and $8,062.................................         16,712           12,715
Net assets of discontinued operations...........................................         20,868                -
Other assets ...................................................................         18,741           19,185
                                                                                      ---------        ---------
  Total.........................................................................       $593,027         $426,909
                                                                                       ========         ========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts payable.................................................................      $ 28,793          $13,008
Accrued liabilities..............................................................         9,508            5,553
Notes payable....................................................................       148,175          107,855
Subordinated notes...............................................................        10,000           10,000
Deferred income taxes............................................................        15,941            3,933
Nonrecourse lease financing......................................................       296,794          227,574
Reserves and liabilities related to discontinued
  operations and restructuring programs..........................................         7,456            1,952
Other liabilities................................................................         6,276            5,439
                                                                                     ----------       ----------

Total liabilities................................................................       522,943          375,314
                                                                                       --------         --------

Shareholders' Equity:

Common stock, par value of $.01 -- 20,000,000
  shares authorized, 6,828,984 shares issued.....................................            68               68
Additional paid-in capital.......................................................        44,922           44,997
Retained earnings................................................................        26,354            7,790
Treasury shares at cost -- 101,527 shares........................................        (1,260)          (1,260)
                                                                                      ---------       -----------

  Total shareholders' equity.....................................................        70,084           51,595
                                                                                      ---------       ----------

Total............................................................................      $593,027         $426,909
                                                                                       ========         ========

See the accompanying notes to consolidated financial statements.

                                             LDI CORPORATION AND SUBSIDIARIES

                                           STATEMENTS OF CONSOLIDATED EARNINGS

                                   FOR THE YEARS ENDED JANUARY 31, 1993, 1994, AND 1995

                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          1993             1994             1995
                                                                          ----             ----             ----
Revenues:
  Leasing..........................................................     $199,113          $156,606        $103,659
  Direct sales ....................................................       82,113            94,852          63,757
  Technical services...............................................       18,240            16,127          15,108
  Equity in earnings of 50% owned affiliate .......................          101               733           1,010
  Other............................................................        4,098             3,593             633
                                                                      ----------        ----------     -----------
     TOTAL.........................................................      303,665           271,911         184,167
                                                                       ---------          --------        --------

Costs and Expenses:

  Leasing..........................................................      130,175           121,961          83,833
  Direct sales.....................................................       70,637            82,135          54,385
  Technical services...............................................       12,751            11,096           8,345
  Interest.........................................................       41,685            33,446          28,333
  Debt financing fees..............................................        1,318             1,725           3,433
  Selling, general and administrative..............................       36,088            40,484          30,945
  Restructuring charges............................................            -             6,641               -
                                                                    ------------        ----------    ------------
     TOTAL.........................................................      292,654           297,488         209,274
                                                                        --------          --------        --------

Earnings (loss) from continuing operations
  before income taxes..............................................       11,011           (25,577)        (25,107)
Income tax expense (benefit).......................................        4,240            (9,532)         (9,624)
                                                                        --------          --------        --------
Earnings (loss) from continuing operations.........................        6,771           (16,045)        (15,483)

Discontinued operations:
  Earnings (loss) from operations, net of
    income tax expense (benefit) of $106,
    $(907), and $(1,888)...........................................          164            (1,395)         (3,081)
  Provision for loss on disposal, net of income
    tax benefit of $4,604 .........................................            -            (7,082)              -
                                                                     -----------        ----------   -------------
Net earnings (loss)................................................     $  6,935          $(24,522)       $(18,564)
                                                                        ========          ========        ========
Earnings (loss) per primary share:

  Continuing operations............................................    $    1.01        $    (2.39)     $   (2.30)
  Discontinued operations..........................................          .02             (1.26)          (.46)
                                                                     -----------         ------------------------
  Net earnings (loss)..............................................    $    1.03        $    (3.65)     $   (2.76)
                                                                       =========        ===========     ==========
Net earnings per share - fully-diluted.............................     $   1.01                 -               -

See the accompanying notes to consolidated financial statements.

                                             LDI CORPORATION AND SUBSIDIARIES

                                          STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   FOR THE YEARS ENDED JANUARY 31, 1993, 1994, AND 1995

                                                  (DOLLARS IN THOUSANDS)

                                                                             1993             1994            1995
                                                                             ----             ----            ----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net earnings (loss) from continuing operations                          $   6,771      $ (16,045)      $ (15,483)
  Adjustments to reconcile net earnings to net cash flow
    from operating activities:
    Depreciation                                                             27,274         24,371          22,437
    Deferred income taxes                                                     4,534         (9,844)         (9,624)
    Additions to sales-type and direct financing leases                    (117,381)      (112,189)        (75,543)
    Principal portion of lease rentals received                             211,259        211,610         166,100
    Purchases of inventory for resale                                       (70,584)       (75,578)        (49,970)
    Sales, transfers, and disposals of inventory and equipment              169,307        210,009         127,406
    Changes in reserves related to restructuring programs                         -          6,641          (4,588)
    Change in accounts receivable                                            (8,435)        (5,898)         12,485
    Change in accounts payable                                                9,564        (24,695)         (9,276)
    Change in accrued expenses and other liabilities                          2,465         (2,763)         (4,234)
    Other                                                                    (4,785)        (1,564)         (1,156)
                                                                        -----------    -----------     ------------
Cash provided by continuing operations                                      229,989        204,055         158,554
                                                                          ---------      ---------       ----------

  Discontinued operations:

    Net earnings (loss) from discontinued operations                            164         (1,395)         (3,081)
    Estimated loss on disposal, net of tax                                        -         (7,082)              -
    Change in assets and liabilities of discontinued operations              (3,325)        (5,669)         15,373
                                                                        ------------   ------------     ----------
Cash provided by (used in) discontinued operations                           (3,161)       (14,146)         12,292
                                                                        -----------     ----------      ----------
  Total                                                                     226,828        189,909         170,846
                                                                          ---------      ---------       ---------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Purchases of equipment for lease                                         (135,517)      (147,426)        (76,036)
  Purchases of land, buildings, equipment and furniture                      (4,625)        (3,544)         (2,657)
  Purchases of companies, net of cash acquired                                    -         (3,328)              -
  Proceeds from sale of businesses, properties and other assets                 166          3,591          12,252
                                                                       ------------    -----------      ----------
  Total                                                                    (139,976)      (150,707)        (66,441)
                                                                          ---------      ---------       ---------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:

  Proceeds from nonrecourse lease financing                                 152,853        179,418         120,673
  Payments on nonrecourse lease financing                                  (203,553)      (212,621)       (181,903)
  Change in revolving credit facilities                                     (71,748)        19,842         (30,384)
  Proceeds from term loan                                                    50,000              -               -
  Payments on term loans and notes                                          (15,850)       (20,100)         (9,936)
  Cash dividends paid                                                             -         (1,076)              -
  Other                                                                        (170)          (175)            (83)
                                                                          ---------      ---------     ------------
  Total                                                                     (88,468)       (34,712)       (101,633)
                                                                          ---------      ---------        --------
Increase (decrease) in cash and cash equivalents                             (1,616)         4,490           2,772
Cash and cash equivalents at beginning of year                                6,098          4,482           8,972
                                                                          ---------      ---------       ---------
Cash and cash equivalents at end of year                                  $   4,482      $   8,972       $  11,744
                                                                          =========      =========       =========

See the accompanying notes to consolidated financial statements.

                                             LDI CORPORATION AND SUBSIDIARIES

                                     STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   FOR THE YEARS ENDED JANUARY 31, 1993, 1994, AND 1995

                                                  (DOLLARS IN THOUSANDS)
================================================================================================================================
                                                                                                     Common         Total
                                                                  Additional                        stock in        share-
                                               Common Stock        paid-in          Retained       treasury -       holders'
                                                                   capital          earnings         at cost        equity
- --------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 1992                     $        68       $    44,740        $  45,017       $ (1,260)         $88,565

    Net earnings                                                                         6,935                           6,935
    Employee stock options
          exercised,
        10,626 shares issued                                              106                                              106
    Compensation expense under
        stock award plan for shares
        issued in a prior year                                             38                                               38
                                                -----------        ----------         --------        -------           ------
BALANCE AT JANUARY 31, 1993                              68            44,884           51,952         (1,260)          95,644

    Net loss                                                                          (24,522)                        (24,522)
    Cash dividends - $.16 per share                                                    (1,076)                         (1,076)
    Compensation expense under
        stock award plan for shares
        issued in a prior year                                             38                                               38
                                                -----------        ----------         --------        -------           ------
BALANCE AT JANUARY 31, 1994                              68            44,922           26,354         (1,260)          70,084

    Net loss                                                                          (18,564)                        (18,564)
    Compensation expense under
        stock award plan for shares
        issued in a prior year                                             75                                               75
                                                -----------        ----------         --------        -------           ------
BALANCE AT JANUARY 31, 1995                     $        68       $    44,997       $    7,790       $ (1,260)         $51,595
                                                ===========        ==========         ========        =======           ======

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT WHERE INDICATED)

              FOR THE YEARS ENDED JANUARY 31, 1993, 1994, AND 1995

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. An investment in a 50 percent owned affiliate is accounted for using the equity method.

Lease Accounting - The Company's lease transactions are classified as either sales-type, direct financing, or operating leases at the inception of the lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13. Sales-type and direct financing leases are those leases (capital leases) which transfer substantially all of the costs and risks of ownership of the equipment to the lessee. Generally, the Company classifies a lease as a capital lease if either (a) the lease term is at least 75 percent of the estimated economic life of the leased equipment at lease inception or (b) the present value of the rental payments is at least 90 percent of the fair market value of the leased equipment at lease inception. Operating leases are those leases in which substantially all the benefits and risks of ownership of the equipment are retained by the Company. Generally, the leases that do not meet conditions (a) or (b) described above are classified as operating leases.

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

Residual Values: The estimated residual values used in leases are reviewed periodically and reduced if necessary.

Initial Direct Costs: Sales commissions and other direct costs incurred in producing direct financing and operating leases are deferred and amortized over the lease term.

Nonrecourse Financing - The Company assigns the rentals under most of its leases to financial institutions and other lenders on a nonrecourse basis, for which the Company receives a cash amount equal to a discounted value of the lease rentals. In the event of a default by a lessee, the lender has a security interest in the underlying leased equipment but has no recourse against the Company. Proceeds from refinancing are recorded on the balance sheet as nonrecourse lease financing. Under capital leases, nonrecourse lease financing and leased assets are reduced as lessees make rental payments under the leases. Under operating leases, leasing revenue is recorded monthly as lessees are billed. Receivables and nonrecourse lease financing are reduced as lessees make rental payments.

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

Income Taxes - Income taxes are determined under SFAS No. 109. Deferred income taxes are provided to give effect to temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax laws and regulations. Principal differences are capital leases, which are accounted for as sales-type and direct financing leases for financial reporting purposes and as operating leases for tax purposes, and certain reserves and liabilities recorded for financial reporting purposes that are not deductible for tax purposes until paid.

Statement of Consolidated Cash Flows - For the purposes of this statement, the Company considers all highly liquid short term investments that have an original maturity when purchased of ninety days or less to be cash equivalents.

Debt Financing Fees - The Company capitalizes costs incurred to establish recourse and nonrecourse debt agreements. These costs are amortized on a straight line basis over the term of the agreement.

Interest Rate Swap and Cap Agreements - The Company enters into interest rate swap and cap agreements to manage exposure to changes in interest rates for portions of its recourse and nonrecourse debt. The agreements involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. Gains or losses as a result of termination of swaps and caps are deferred and amortized over the maturity of the terminated agreement.

Earnings Per Share - Primary earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. For the year ended January 31, 1993, fully diluted earnings per share were computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of the assumed conversion of the convertible notes from the date of issuance, with related interest expense reduced accordingly, and the assumed exercise of stock options and warrants. For the years ended January 31, 1994 and 1995, fully diluted earnings per share are not shown since the effect would be anti-dilutive.

The number of common shares used for computing earnings per share are as follows:

                                              Year Ended January 31
                                         ---------------------------------
                                         1993          1994           1995
                                         ----          ----           ----
Primary                                   6,727         6,727          6,727
Fully diluted                             7,383             -              -

NOTE 2 LIQUIDITY AND DEBT REFINANCING

As discussed in Note 11, the Company's senior secured revolving credit facility and senior secured term notes were scheduled to mature on April 30, 1995. Pending finalization of a new agreement, the lenders have extended the maturity date of the credit facility and term notes through May 31, 1995. Additionally, due to the operating results for the year ended January 31, 1995, the Company was in noncompliance with certain financial covenants of its senior debt agreements and subordinated notes as described in Notes 11 and 13. The Company has obtained amendments or waivers through May 31, 1995 for noncompliance with these covenants.

The Company is negotiating with its lenders to refinance its senior secured recourse debt and with the holder of its subordinated notes to effect permanent amendments of the financial covenants. The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete these negotiations and, in the meantime, upon the willingness of its creditors to continue to grant extensions and waivers or otherwise not demand immediate payment with respect to such indebtedness. Based upon the status of the negotiations to date, management believes that a new senior debt agreement will be finalized and the subordinated notes will be amended. The Company expects, however, that the effective interest rate of the new senior debt agreement, including interest expense and debt financing fees, may be higher than the effective interest rate of the existing senior credit facility and term loans for the year ended January 31, 1995.

The Company is also currently negotiating a new financing program which, if completed, would provide nonrecourse financing of lease equipment purchases until the related lease documentation is finalized and permanent nonrecourse funding is obtained. Management believes that cash generated from operations, cash obtained from this new nonrecourse interim financing program, borrowings under the new senior credit facility, financing from existing nonrecourse programs and other sources and, if necessary, proceeds from sales of leases or other assets will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Until a new senior secured recourse debt agreement is finalized and the subordinated notes are amended, there is substantial doubt concerning the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability of assets that may result should the Company be unable to continue as a going concern.

NOTE 3 RESULTS OF CONTINUING OPERATIONS

During the years ended January 31, 1994 and 1995, results of continuing operations were adversely impacted by charges recorded during the fourth quarter. These charges were in addition to those discussed in Note 4 related to the restructuring of the Company, and those discussed in Note 5 related to discontinued operations.

During the fourth quarter ended January 31, 1994, the Company recorded charges of $21.5 million to leasing costs. Approximately $7.0 million of these charges related to off-lease writedowns primarily for end of lease buyouts or settlements negotiated during the quarter. Approximately $14.5 million of these charges related to equipment valuation writedowns primarily for lessees in bankruptcy or with deteriorating credit conditions. The Company also recorded technical service expenses of $1.2 million to write-off obsolete or excessive maintenance inventories. Additionally, $4.8 million of bad debt charges were recorded to selling, general and administrative expenses. These charges were receivable reserves for lessees in bankruptcy or with deteriorating credit quality.

During the fourth quarter ended January 31, 1995, the Company recorded charges of $21.2 million to leasing costs. Approximately $13.3 million of these charges resulted from revisions to residual values of certain categories of leased equipment, both for leases terminated in the quarter and similar equipment leases which will expire in the future. These charges also include $5.1 million to adjust residual values for equipment leases to customers with deteriorating credit quality and $2.8 million to reduce the valuation of PC rental equipment and other inventories. Additionally, selling, general and administrative expenses include $2.7 million of bad debt charges which were recorded for lessees in bankruptcy or with deteriorating credit quality.

NOTE 4  RESTRUCTURING CHARGES

During the year ended January 31, 1994, the Board of Directors determined the need to commence a strategic realignment of operations of the Company and to discontinue certain business segments (see Note 5). The strategic plan included the sale or other divestiture of certain product lines and non-strategic businesses, the closing of facilities, and other measures to improve the Company's overall profitability. The cost of implementing the plan was $6.6 million, recorded in the Company's fourth quarter ended January 31, 1994 (after-tax $4.1 million, or $.62 per share).

The costs included $4.3 million attributable to disposing of certain product lines and businesses, $1.7 million to employee severance and terminations and $0.6 million to the closing of facilities. No additional costs were incurred during the year ended January 31, 1995. There were reserves and liabilities at January 31, 1994 and 1995, of $3.6 and $2.0 million, respectively, relating to these items.

Summary financial information for the years ended January 31, 1994 and 1995 for operations subject to sale or other divestiture (exclusive of discontinued business segments) were as follows:

                                                                                   Year Ended January 31
                                                                                   -----------------------
                                                                                    1994             1995
                                                                                    ----             ----
           Revenues                                                                $62,250         $22,134
           Operating results (before taxes)                                        (5,219)              71
           Assets                                                                   35,129               -
           Liabilities                                                              28,963               -

Revenues and operating income of the non-strategic businesses for the year ended January 31, 1995, represent the results of operations through the sale or divestiture dates. All of the non-strategic businesses were sold or otherwise disposed of during the year.

NOTE 5  DISCONTINUED OPERATIONS

During the year ended January 31, 1994, management of the Company initiated a comprehensive plan to exit the retail computer superstores, retail PC outlet stores, catalog distribution, and software distribution business segments. The software distribution segment was sold in March 1994, and all retail outlet stores were closed in April 1994. The Company sold the catalog distribution segment in May 1994 and completed the liquidation of the retail computer superstores in the third quarter ended October 31, 1994.

The Company recorded in the fourth quarter ended January 31, 1994, a charge of $11.7 million (after-tax, $7.1 million), consisting of $10.8 million for estimated losses during the planned phase-out period and $0.9 million for employee severance and termination costs. At January 31, 1994, there were reserves and liabilities of $3.9 million relating to these items.

During the second quarter ended July 31, 1994, the Company recorded an additional loss from discontinued operations of $5.0 million (after-tax $3.1 million). This loss was related to incremental costs for the liquidation and closing of the Company's retail computer superstores and retail PC outlets.

Combined revenues of the four discontinued segments were $40 million, $65 million, and $19 million during the years ended January 31, 1993, 1994, and 1995, respectively. Assets of the discontinued operations, consisting primarily of accounts receivable and inventory at January 31, 1994, are reported on the balance sheets as net assets of discontinued operations. The consolidated financial statements disclose the operating results of discontinued operations separately from continuing operations.

NOTE 6  ACQUISITIONS

During the year ended January 31, 1994, the Company acquired the assets of companies engaged in sales of microcomputers and related equipment to commercial accounts, short-term rentals of computer equipment, and the distribution of communications products. The aggregate consideration for these acquisitions was $3.3 million.

These acquisitions have been accounted for using the purchase method and, accordingly, the results of operations of these companies have been included in the consolidated results of operations from the date of acquisition. The operations of the companies prior to acquisition were not material in relation to the consolidated amounts.

Certain of these businesses were determined to be non-strategic and were sold during the year ended January 31, 1995, as discussed in Notes 4 and 5.

NOTE 7  RECEIVABLES

                                                                                            JANUARY 31
                                                                                  ------------------------------
                                                                                    1994                  1995
                                                                                    ----                  ----
   Trade accounts                                                                  $34,441               $19,351
   Trade notes                                                                      13,537                 7,688
   Other                                                                               153                 2,209
   Allowances for doubtful accounts                                                 (6,300)               (6,004)
                                                                                 ----------            ----------
         Net receivables                                                           $41,831               $23,244
                                                                                   ========              =======

NOTE 8  LEASING ACTIVITIES

Assets leased under capital leases consist of:

                                                                                               JANUARY 31
                                                                                     ----------------------------------
                                                                                     1994                          1995
                                                                                    -----                         -----
   Future minimum lease rentals                                                  $388,966                           $303,102
   Net estimated residual values of leased equipment                               98,779                             73,386
   Allowance for impaired lease rentals and residual values                       (14,105)                           (13,659)
   Less unearned income                                                           (61,079)                           (51,351)
                                                                                 --------                           --------
         Total                                                                   $412,561                           $311,478
                                                                                 =========                          ========


Assets leased under operating leases consist of:                                             JANUARY 31
                                                                                  -------------------------------
                                                                                    1994                     1995
                                                                                    ----                     ----
   Equipment at cost                                                              $ 78,418                   $ 59,730
   Accumulated depreciation                                                        (23,412)                   (22,120)
                                                                                 ----------                   --------
         Net                                                                      $ 55,006                   $ 37,610
                                                                                  =========                  ========

Future minimum lease rentals are:

                                                                                                         NON-CANCELABLE
YEAR ENDING JANUARY 31                                                          CAPITAL LEASES          OPERATING LEASES
- ----------------------                                                          --------------          ----------------
         1996                                                                     $128,740                    $13,144
         1997                                                                       82,828                      8,821
         1998                                                                       56,023                      1,429
         1999                                                                       26,514                        565
         2000                                                                        8,892                          -
         2001 and subsequent                                                           105                          -
                                                                                 ---------                    -------
              Total                                                               $303,102                    $23,959
                                                                                  ========                    =======

Noncancelable leases are extended automatically on a month-to-month basis for a minimum of usually 120 days unless the Company or the lessee provides written notice of termination.

NOTE 9  INCOME TAXES

The provision (benefit) for income taxes consists of:

                                                                                               YEAR ENDED JANUARY 31
                                                                                         ----------------------------------
                                                                                         1993           1994           1995
                                                                                         -----          -----          ----
     Continuing operations:
       Current:
        State, local and other                                                          $ (188)      $    312       $       -
                                                                                        ------      ---------      ----------

       Deferred:
         Federal                                                                         3,735         (9,177)         (8,006)
         State, local and other                                                            693         (1,208)         (1,618)
         Federal tax rate adjustment                                                         -            541               -
                                                                                    ----------      ----------     ----------
         Total                                                                           4,428         (9,844)         (9,624)
                                                                                       -------       ---------       ---------
               Total continuing operations                                               4,240         (9,532)         (9,624)
                                                                                       -------       ---------       ---------

     Discontinued operations:
       Deferred:
         Federal                                                                            93         (4,896)         (1,586)
         State, local and other                                                             13           (615)           (302)
                                                                                     ---------    ------------    ------------
               Total discontinued operations                                               106         (5,511)         (1,888)
                                                                                      --------     -----------     -----------
               Total provision (benefit)                                                $4,346       $(15,043)       $(11,512)
                                                                                        ======       =========       =========

The following is a reconciliation between the federal statutory tax rate and the Company's effective tax rate for continuing operations:

                                                                                                   YEAR ENDED JANUARY 31
                                                                                              -----------------------------------
                                                                                              1993           1994            1995
                                                                                            -------       -------          ------
Statutory tax expense (benefit) rate                                                         34.0%        (35.0%)         (35.0%)
Effects of:
  State income tax expense (benefit)                                                          4.2          (4.3)            (4.3)
  Federal tax rate adjustment                                                                   -           2.1                -
  Other                                                                                       0.3           (0.1)            1.0
                                                                                           ------         -------          -------
Effective tax expense (benefit) rate                                                        38.5%         (37.3%)          (38.3%)
                                                                                           ======         =======          =======

Principal components of the deferred income tax assets and liabilities are as follows:

                                                                                                            JANUARY 31
                                                                                                       --------------------
                                                                                                       1994            1995
                                                                                                       ----            ----
Deferred income tax assets:
  Investment tax credit and tax loss
    carryforwards                                                                                     $36,508         $37,708
  Reserves and liabilities                                                                             10,108          10,101
  Other                                                                                                   318             549
                                                                                                      -------        --------

     Total                                                                                             46,934          48,358
Deferred income tax liabilities - leases                                                               62,875          52,291
                                                                                                     --------         -------

Net deferred income tax liability                                                                     $15,941         $ 3,933
                                                                                                      =======         =======

At January 31, 1995, the Company has investment tax credit carryforwards for income tax purposes of $2.9 million that expire in various amounts beginning in 1999 and has tax loss carryforwards for income tax purposes of $88.3 million. These tax loss carryforwards expire in future years as follows: 2004 ($19 million), 2005 ($19 million), 2006 ($4.5 million), 2007 ($18.1 million), 2008
($2.6 million) and 2010 ($25.1 million).

The Company expects to realize fully its deferred tax assets and, accordingly, has made the determination that recording a valuation allowance is not required. The primary component of the net operating loss carryforwards results from the temporary differences in the accounting for sales-type leases (see Note 1). Based on management's review of the current lease portfolio, the majority of existing sales-type lease differences will reverse in the next three years, resulting in recognition of taxable income. Management also projects that sales-type lease volume in future years will decline. Other actions which the Company could take to generate taxable income to utilize the carryforwards include the election of straight-line, rather than accelerated, tax depreciation for equipment purchased for lease, and structuring of partnerships and joint ventures which would purchase lease transactions from the Company.

The Omnibus Budget Revenue Reconciliation Act of 1993, enacted in August 1993, included a one percent increase in the Federal tax rate for corporations, which was effective retroactive to January 1, 1993. Under the provisions of SFAS No. 109, the effect on taxes currently payable and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Accordingly, deferred tax liabilities as of February 1, 1993, increased by $541,000 as a result of the new law.

NOTE 10  ACCRUED AND OTHER LIABILITIES

     Accrued liabilities consist of:

                                                                                                              JANUARY 31
                                                                                                         ------------------
                                                                                                         1994          1995
                                                                                                         ----          ----
        Compensation                                                                                   $3,896          $2,189
        Interest                                                                                        1,594           1,078
        Sales tax                                                                                       1,022             354
        Miscellaneous                                                                                   2,996           1,932
                                                                                                      -------         -------
               Total                                                                                   $9,508          $5,553
                                                                                                       ======          ======

     Other liabilities consist of:

                                                                                                              JANUARY 31
                                                                                                         ------------------
                                                                                                         1994          1995
                                                                                                         ----          ----
        Customer rental prepayments                                                                    $4,035          $3,668
        Deferred revenues                                                                               2,084           1,724
        Miscellaneous                                                                                     157              47
                                                                                                      -------        --------
               Total                                                                                   $6,276          $5,439
                                                                                                       ======          ======

NOTE 11  NOTES PAYABLE

     Notes payable consist of:

                                                                                                              JANUARY 31
                                                                                                         ------------------
                                                                                                         1994          1995
                                                                                                         ----          ----
        Revolving credit facilities                                                                  $ 97,075        $100,307
        Term loans and notes                                                                           51,100           7,548
                                                                                                   ----------     -----------
               Total                                                                                 $148,175        $107,855
                                                                                                     ========        ========

As of January 31, 1995, the Company had a $103.0 million senior secured revolving credit facility with a group of banks that provides for a floating interest rate based on either LIBOR or the prime rate. The facility amortized to $102.6 million at its scheduled maturity on April 30, 1995. As described in Note 2, the maturity date of the facility has been extended through May 31, 1995. At January 31, 1995, $103.0 million was outstanding on this facility at an interest rate of 8.5%. This facility resulted from the consolidation on May 2, 1994 of a senior unsecured $130 million revolving credit facility and a four year senior unsecured $50 million term loan. This facility was subsequently modified on July 29, 1994, to include restrictions on the amounts of borrowings under the facility based on the amounts of certain assets as defined in the agreements. At January 31, 1994, $129.8 million was outstanding on the former revolving credit facilities at an interest rate of 4.3% and $38.8 million was outstanding on the former unsecured term loan.

Subsequent to January 31, 1994 and 1995, $32.7 million and $2.7 million, respectively, of the borrowings under the revolving credit facilities were refinanced on a nonrecourse basis. Accordingly, the refinanced amounts have been included in nonrecourse lease financing at January 31, 1994 and 1995.

The Company also had an $8.3 million revolving credit facility which was converted on May 2, 1994, to a secured amortizing term loan. This facility had an outstanding balance of $1.4 million at January 31, 1995, and was paid in full, as scheduled, on May 10, 1995.

On May 2, 1994, senior unsecured installment notes of $9.7 million were changed to senior secured term notes with modifications made to the principal repayment schedule to proportionately match the principal amortization of the senior secured revolving credit facility. These notes aggregated $6.1 million at January 31, 1995, and were scheduled to mature on April 30, 1995. The maturity date of the notes has been extended through May 31, 1995, and certain waivers have been obtained from the holders as described in Note 2. Additionally, $2.6 million of unsecured installment notes were changed to secured notes, and paid in full, as originally scheduled, on August 31, 1994.

The installment notes consist of fixed rate notes with interest rates ranging from 9.7 percent to 10.0 percent.

Under the terms of the above debt agreements, the Company is required to maintain certain liquidity, leverage, and net worth ratios. The covenants also prohibit the payment of cash dividends and place restrictions on the amount of borrowings under the facilities based on the amounts of certain assets as defined in the agreements. The loan agreements are secured by receivables, inventories and substantially all other unpledged assets of the Company. As described in Note 2, at January 31, 1995, the Company was in noncompliance with certain financial covenants and has obtained amendments or waivers of them through May 31, 1995.

NOTE 12  NONRECOURSE LEASE FINANCING

                                                                                                  JANUARY 31
                                                                                            ---------------------
                                                                                            1994             1995
                                                                                            ----             ----
          Nonrecourse discounted lease rentals consist of:
             Financial institutions                                                        $182,713           $119,365
             Commercial paper                                                               114,081            108,209
                                                                                           --------            -------
                     Total                                                                 $296,794           $227,574
                                                                                           ========           ========

Nonrecourse discounted lease rentals include fixed rate capital obtained from financial institutions on a nonrecourse basis. The lender has a security interest in the lease rental stream and the underlying assets, but has no recourse to the Company in the case of default by the lessee.

The Company also established two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper secured by lease rental receivables. The programs are rated A-1 by Standard &

Poor's and P-1 by Moody's. These ratings represent the highest attainable ratings available under the respective classification systems.

Under one of the programs, the Company sold lease receivables to a wholly owned special purpose corporation that issues commercial paper backed by an annually renewing five year letter of credit. At January 31, 1994 and 1995, $43.8 million and $26.1 million of commercial paper was outstanding under this program at average interest rates of 3.4% and 6.3%, respectively. Effective May 1, 1994, the letter of credit under this program was not extended; however, leases funded previously continue to amortize under the terms of the existing agreement.

A second securitized program provides for the financing of lease receivables through an independent corporation which issues commercial paper. This program is backed by a surety bond. On June 3, 1994, the Company executed a letter agreement to increase the availability to finance under this program from $75 million to $125 million in two steps. The first $25 million of additional capacity became available on September 9, 1994, and the remaining $25 million became available December 1, 1994. Effective with the December increase, the program began operating through a wholly owned subsidiary of the Company to which the Company sells lease receivables and transfers the related equipment. The subsidiary then transfers the receivables to the independent corporation to support the issuance of commercial paper, which is nonrecourse to the Company. At January 31, 1994 and 1995, $70.3 million and $82.1 million of commercial paper was outstanding under this program at average interest rates of 3.3% and 6.0%, respectively.

Contractual payments of principal and interest required on nonrecourse lease financings are:

YEAR ENDING JANUARY 31

     1996                                $107,556
     1997                                  74,480
     1998                                  45,309
     1999                                  20,941
     2000                                   5,411
     2001 and subsequent                    3,520
                                         --------
         Total                            257,217
         Less interest                    (29,643)
                                         --------
         Principal amount                $227,574
                                         ========

The average interest rate on all nonrecourse lease financing was 7.2% and 6.5% for the years ended January 31, 1994 and 1995, respectively.

NOTE 13  SUBORDINATED NOTES

The Company has $10 million of 9.375 percent subordinated notes, with interest payable semiannually, maturing in August 2000. Prior to May 1994, the notes were convertible into shares of the Company's common stock. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8 beginning August 1994, with the premium declining ratably to par in August 1999.

In conjunction with the issuance of the notes, the Company also issued 45,496 warrants. Each warrant is exercisable by the holder through August 15, 1996, into one share of the Company's common stock. The exercise price is subject to adjustment for stock dividends, splits and certain other issuances of common stock.

On May 2, 1994, the notes were amended to eliminate the conversion feature, to adjust the exercise price of the outstanding warrants to $6.35 per share, and to issue 1,529,307 additional warrants with the same exercise price, terms, and expiration date as the previously issued warrants. In exchange, the holder of the notes agreed to permit the Company to grant security interests to its recourse lenders as described in Note 11. Additionally, the Company and the holder agreed to modify certain other terms and conditions of the notes.

As described in Note 2, at January 31, 1995, the Company was in noncompliance with certain financial covenants and has obtained amendments or waivers of them through May 31, 1995.

NOTE 14  SHAREHOLDERS' EQUITY

EMPLOYEE STOCK OPTION PLAN - The Company has a stock option plan for officers and key employees and has reserved 1,500,000 shares of common stock for distribution under the plan. Options are exercisable beginning not less than one year after the date of grant and expire ten years after the date of grant. Options are granted at market value and become exercisable at the rate of 20 percent per year. Options granted under the plan may qualify as incentive stock options under the Internal Revenue Code or may be non-qualified stock options. Options issued to date, except for those granted during the year ended January 31, 1995, have qualified as incentive stock options.

Stock option transactions during the three years ended January 31, 1995, are:

                                      NUMBER OF              OPTION PRICE RANGE
                                       SHARES                     PER SHARE
                                      ---------              ------------------
   Balance, February 1, 1992           484,459                $ 8.25 - $10.36
     Granted                             5,000                    $14.00
     Exercised                         (10,626)
     Canceled                          (58,779)
                                       -------
   Balance, January 31, 1993           420,054                $ 8.25 - $14.00
     Granted                           298,000                $ 7.13 - $7.84
     Exercised                               -
     Canceled                          (35,931)
                                       -------
   Balance, January 31, 1994           682,123                $ 7.13 - $14.00
     Granted                           250,000                       $3.75
     Exercised                               -
     Canceled                         (431,427)
                                      ---------
   Balance, January 31, 1995           500,696                $ 3.75 - $10.36
                                      ========

At January 31, 1995, there were 499,304 options available for grant and 144,341 options were exercisable.

RESTRICTED STOCK PLAN - The Company also has a restricted stock plan for officers and key employees and has reserved 55,000 shares of common stock for distribution under the plan in amounts and at times as determined by the Board of Directors. Common stock awarded becomes vested at such time as specified by the Board. On March 21, 1994, the Board of Directors approved an acceleration of vesting with respect to the 10,000 shares granted in 1990, which were originally scheduled to vest at the rate of 5,000 shares each on February 1, 1995 and 1996. The plan shall continue until terminated by the Board. However, no awards may be granted after January 31, 1999, and all awards shall vest no later than January 31, 2004.

RETIREMENT SAVINGS PLAN - The Company has a Section 401(k) retirement savings plan for eligible employees and has reserved 275,000 shares of common stock for distribution under the plan.

DIRECTOR STOCK OPTION PLAN - On March 27, 1995, the Board of Directors adopted a stock option plan, subject to the approval of the Company's shareholders, for non-employee directors and reserved 150,000 shares of common stock for distribution under the plan. Each eligible director on the date of adoption of the plan was granted options to purchase 10,000 shares, and each future eligible director will be granted options to purchase 10,000 shares upon joining the Board. Each eligible director will also receive options to purchase an additional 10,000 shares on each third anniversary of that director's initial grant, if he remains an eligible director on that anniversary. Options are granted at market value and become exercisable six months after the date of grant. They expire ten years after the date of grant.

In June 1991, the shareholders approved the grant of options to purchase 10,500 shares to a non-employee director with an option price of $13.81 per share. The options are currently exercisable and expire nine years after the date of grant.

PREFERRED STOCK - The Board of Directors is authorized to issue 2,000,000 shares of preferred stock, $.01 par value, with terms as may be subsequently determined by the Board of Directors without further action by the shareholders of the Company. At January 31, 1995, none of the shares were outstanding.

NOTE 15 EMPLOYEE RETIREMENT BENEFIT PLANS

The Company had two defined contribution employee retirement benefit plans: the LDI Corporation Pension Plan and Trust and the LDI Corporation Retirement Savings Plan. These plans provided retirement benefits for eligible employees who meet certain service requirements. The Company's annual contributions under the pension provision are determined each year by the Board of Directors. The Company's contributions under the retirement savings provision are based on various percentages of the voluntary pretax contributions of the participants, up to a maximum contribution of 2.75 percent of the participant's annual compensation. Effective June 30, 1994, in conjunction with the strategic realignment of the Company and in an effort to improve the administrative efficiencies and the overall return on investments, the Board of Directors of the Company elected to merge the plans. The Board of Directors did not authorize a contribution to the Pension Plan for the fiscal year ended January 31, 1994.

Costs for the plans maintained by the Company for the years ended January 31, 1993, 1994, and 1995 were $1.4 million, $1.0 million, and $0.5 million, respectively.

NOTE 16 RELATED PARTY TRANSACTIONS

The Company has engaged in certain transactions with entities owned or controlled by certain of its principal shareholders.

     (a) The Company rented office, technical and warehouse facilities from a related partnership under leases which had a scheduled expiration in 2000. During the year ended Jan. 31, 1995, an agreement was reached whereby the Company assigned its interest in a sublease arrangement to the partnership and the Company was released from further obligation under the leases. Rental payments made to the partnership during the years ended January 31, 1993, 1994, and 1995 were $587, $343, and $355, respectively.

     (b) The Company contracted with the related partnership for building management and maintenance services, and paid the partnership other specified consulting fees. Expenditures under these agreements aggregated $325, $156, and $40 during the years ended January 1993, 1994, and 1995, respectively.

     (c) On May 31, 1994, the Company sold to the predecessor of MRK Technologies, Ltd. ("MRK") substantially all of the assets of a subsidiary and a division of the Company engaged in the businesses of selling computer systems and software and related equipment, network connectivity products and related services. Michael R. Kennedy, who is a principal shareholder of the Company, is the Chairman and

               Chief Executive Officer and one of the principal members of MRK. The purchase price paid by MRK for the assets consisted of cash and short-term notes in the aggregate amount of approximately $8.5 million and a subordinated note in the original principal amount of $2 million payable in installments through 1999. The note is subordinated to certain commercial financing arrangements of MRK, is guaranteed by Mr. Kennedy and is secured by Mr. Kennedy's pledge to the Company of shares of the Company held by him. The unpaid principal amount of the note and accrued interest at January 31, 1995, was $2.1 million. In connection with the sale, the Company leases to MRK certain furniture, fixtures and equipment used in the business. The lease provides for aggregate rentals of approximately $796 over a term of thirty-six months and gives MRK the option to purchase the leased equipment at the end of the lease term for a nominal amount. Rentals earned for the year ended January 31, 1995, by the Company under the terms of the lease were $177. On March 31, 1994, the Company sold to Open Software, Inc. substantially all of the assets of the Company's open systems software distribution business. The purchase price consisted of $100 in cash and certain percentage amounts based on software revenues during the two months following the closing. Mr. Kennedy was the Chairman and Chief Executive Officer and one of the principal stockholders of Open Software, Inc., which is now a part of MRK.

     (d) During the year ended January 31, 1995, the Company purchased computer equipment which was leased to its customers and acquired other products and services from MRK. The aggregate amount of these purchases was $5.3 million, for which the Company owed MRK $145 at January 31, 1995. In addition, the Company provided $180 of goods and services to MRK during the year. At January 31, 1995, the Company was owed approximately $360 from MRK for goods and services, and custodial funds held by MRK.

     (e) The Company is reimbursed for expenses paid on behalf of its 50 percent owned affiliate. At January 31, 1994, accounts receivable from the affiliate were $72. In addition the Company advanced the affiliate $3.5 million during the year ended January 31, 1995, with interest at 8%. The note was secured by all unencumbered assets of the affiliate and was repaid in full, including $136 of accrued interest. The Company has also guaranteed the repayment of certain indebtedness of the affiliate under two credit arrangements in an aggregate amount not to exceed the lesser of $12.5 million or 50% of such indebtedness. At January 31, 1995, the amount guaranteed by the Company was $5.5 million.

NOTE 17  LEASE OBLIGATIONS

In addition to the lease obligations described in Note 16, the Company leases office, technical, and other facilities from unrelated third parties. Rent expense for these leases was $941, $969, and $605 for the years ended January 31, 1993, 1994, and 1995, respectively. Annual rentals are subject to increases for escalation in operating costs.

Additionally, the Company leases data processing equipment under agreements classified as capital leases (as a lessee) and subleases this equipment to third parties (as a lessor) under agreements classified as capital or operating leases. Rent payments for these leases were $156, $45, and $54 for the years ended January 31, 1993, 1994, and 1995, respectively.

A summary of the Company's commitments with respect to capital and operating leases is:


                                                                    OBLIGATIONS
                                                OBLIGATIONS             UNDER
                                                   UNDER             OPERATING
                                              CAPITAL LEASES          LEASES
                                              --------------       ------------
                                                (EQUIPMENT)        (FACILITIES)

YEAR ENDING JANUARY 31
      1996                                       $ 40                $   753
      1997                                          -                    602
      1998                                          -                    383
      1999                                          -                    322
      2000                                          -                    295
      2001 and subsequent                           -                  1,348
                                               ------               --------
         Total                                     40                  3,703
      Less interest                                (2)                     -
                                                -----            -----------
     Net amount                                  $ 38                $ 3,703
                                                 ====                =======

At January 31, 1995, future minimum rentals to be received under noncancelable subleases for facilities included in the Company's obligations under operating leases above totaled $4,349.

NOTE 18  FINANCIAL INSTRUMENTS

Credit loss exposure of interest rate swap and cap agreements in the event of nonperformance by the other party is limited to the amount of net cash payments due under the swap or cap agreements. Collateral is not obtained from counterparties to swap or cap agreements. Terms of the swaps and caps as of January 31, 1995, are set forth in the table below.

Notional Amount                                                      $124,593
Weighted Average Maturity (in years)                                     1.74
Receive - Variable Index                                      Primarily LIBOR
Pay - Weighted Average Fixed Rate                                       5.79%

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

Generally accepted accounting principles exclude certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

The carrying amounts for cash, receivables, accounts payable, accrued liabilities, and revolving and line of credit notes payable approximate fair value because of the short maturity of these instruments or, as to trade notes receivable, bear interest rates that approximate current market rates.

The estimated fair values of the Company's other financial instruments are assets (liabilities) as follows:

                                                                                           JANUARY 31
                                                                    ---------------------------------------------------------
                                                                           1994                              1995
                                                                    -------------------------       -------------------------
                                                                    CARRYING        ESTIMATED       CARRYING        ESTIMATED
                                                                     AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                                    --------       ----------       --------       ----------
     Nonrecourse lease financing                                     $(296,794)      $(297,099)     $(227,574)      $(226,305)
     Term loans and notes                                              (50,832)        (51,230)        (7,505)         (7,125)
     Subordinated notes                                                 (9,588)        (10,433)        (9,636)         (9,527)
     Interest rate swaps and caps contracts                                226          (1,520)           859           2,288
     Letter of credit                                                        -          (2,561)             -          (1,987)

The fair values of nonrecourse lease financing, term loans and notes and subordinated notes are estimated based on market rates of comparable debt for similar remaining maturities at year end. The fair values of interest rate swaps and caps, and the letter of credit are estimated based on pricing models or formulas using current assumptions.

The fair value estimates presented herein are based on pertinent information available to management as of January 31, 1994 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 19  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The amounts below reflect the total cash paid by the Company and are not restated for the discontinued entities.

                                             Year Ended January 31
                                      1993           1994            1995
                                      ----           ----            ----
     Cash paid for:
       Interest                      $42,354         $34,332        $28,848
       Income taxes                       18            190             422

                                                LDI CORPORATION AND SUBSIDIARIES
                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE THREE YEARS ENDED JANUARY 31, 1995
                                                     (DOLLARS IN THOUSANDS)

                                                                                      ADDITIONS
                                                                                       CHARGED      DEDUCTIONS        BALANCE
                                                                     BALANCE AT          TO          (ACCOUNTS          AT
                                                                      BEGINNING       COSTS AND       WRITTEN         END OF
                                                                       PERIOD         EXPENSES         OFF)           PERIOD
                                                                     ---------        ---------     ----------        -------
Year ended January 31, 1993:
  Allowance for doubtful accounts                                      $ 3,860         $ 1,230       $ (1,390)        $ 3,700
                                                                       =======         =======       ========         =======

  Allowance for uncollectible future lease rentals (1)                 $ 2,772         $   335       $ (1,052)        $ 2,055
                                                                       =======         =======       ========         =======

  Reserve for inventory valuation (2)                                 $    529         $   870      $     (21)        $ 1,378
                                                                      ========         =======      =========         =======

Year ended January 31, 1994:
  Allowance for doubtful accounts                                      $ 3,700         $ 5,975       $ (3,375)        $ 6,300
                                                                       =======         =======       ========         =======

  Allowance for uncollectible future lease rentals (1)                 $ 2,055         $ 4,590          -             $ 6,645
                                                                       =======         =======     ==========         =======

  Reserve for inventory valuation (2)                                  $ 1,378         $ 7,138        $  (746)        $ 7,770
                                                                       =======         =======        =======         =======

  Reserves and liabilities related to discontinued
    operations and restructuring programs                               -              $ 7,456         -              $ 7,456
                                                                    ==========         =======     ==========         =======

  Reserve for residual valuation (3)                                    -             $ 11,060       $ (3,600)        $ 7,460
                                                                    ==========        ========       ========         =======

Year ended January 31, 1995:
  Allowance for doubtful accounts                                      $ 6,300         $ 2,401       $ (2,697)        $ 6,004
                                                                       =======         =======       =========        =======

  Allowance for uncollectible future lease rentals (1)                 $ 6,645        $    338       $ (2,927)        $ 4,056
                                                                       =======        ========       =========        =======

  Reserve for inventory valuation (2)                                  $ 7,770         $ 4,071       $ (6,220)        $ 5,621
                                                                       =======         =======       =========        =======

  Reserves and liabilities related to discontinued
    operations and restructuring programs                              $ 7,456          $3,094       $ (8,598)        $ 1,952
                                                                       =======          ======       =========        =======

  Reserve for residual valuation (3)                                   $ 7,460         $14,354       $(12,211)        $ 9,603
                                                                       =======         =======       =========        =======


(1) The allowance for uncollectible future lease rentals is included in the caption "Leased Assets - Capital Leases" in the accompanying consolidated balance sheet.

(2) The reserve for inventory valuation is included in the caption "Inventory held for lease or sale" in the accompanying consolidated balance sheet.

(3) The reserve for residual valuation is included in the caption "Leased Assets - Capital Leases" in the accompanying consolidated balance sheet.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The description of the directors of the Registrant is incorporated hereby by reference from the section of the Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement"), entitled "Election of Directors."

         A description of the executive officers of the Registrant follows:

                                                                                Offices Held and
                  Name                       Age                              Business Experience
             -------------               -----------                      ---------------------------
Robert S. Kendall                            56     Chairman, President and Director of CPS Capital, Ltd., a
                                                    privately-owned mergers and acquisitions and institutional investments company, since September 1994; Chairman of the Company since February
                                                    1989; Chief Executive Officer of the Company from February 1989 to July
                                                    1994;  Chairman of Leasing Dynamics, Inc. from July 1989 to May 1991.

Floyd S. Robinson                            48     President and Chief Executive Officer of the Company since August 1994;
                                                    President-Business Equipment Financing of USL Capital from January 1992 to July 1994; President and Chief Operating Officer of Fleet Credit
                                                    Corporation from 1986 to January 1992.

Frank G. Skedel                              48     Executive Vice President and Chief Financial Officer of the Company
                                                    since June 1994; Senior Vice President of the Company from June 1991 to
                                                    June 1994; Treasurer of the Company since March 1991; Vice President of the Company from April 1989 to June 1991; and President of LDI
                                                    Financial Services Corp. from July 1989 until its merger into the
                                                    Company in April 1991.

Mont C. Hollingsworth                        47     Senior Vice President of the Company since June 1994; Vice President of the Company from December 1992 to June 1994; Controller of the Company since December 1992; Vice President and Controller, Leasing Services
                                                    Group, from April 1991 to December 1992; and Vice President and
                                                    Controller of Leasing Dynamics, Inc. from January 1989 until its merger into the Company in April 1991.

Stephen F. Smith                             44     Senior Vice President of the Company since October 1994;  International
                                                    Operations Manager of G.E. Capital (Vendor Financial Services) from
                                                    June 1994 to October 1994;  Senior Vice President of Credit and
                                                    Operations of USL Capital from August 1992 to June 1994;  Senior Vice
                                                    President of Credit of Fleet Credit Corporation from November 1989 to
                                                    July 1992.

                                                                                Offices Held and
                  Name                       Age                              Business Experience
              ------------               -----------                      ---------------------------
Richard G. Greece                            47     Vice President and Assistant Treasurer of the Company since July 1994;
                                                    Director and Assistant Treasurer from August 1993 to July 1994;
                                                    Director of Accounting and Financial Projects from April 1991 to July
                                                    1993; Director of Accounting of LDI Financial Services from June 1990 until its merger into the Company in April 1991.

John S. Rainsberger                          38     Vice President Sales - Leasing Services of the Company since December
                                                    1991;  District Sales Manager of Leasing Dynamics, Inc. from January
                                                    1990 until December 1991.


Brian Turnbull                               47     Vice President, Technology Services of the Company since December
                                                    1992;  President and CEO of Servicescope Corporation from November 1990 to October 1992;  Senior Vice President, Operations of Mediq
                                                    Corporation from January 1987 to October 1990.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by referenced from the section of the Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation -- Certain Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements
         The following consolidated financial statements and related notes of the Registrant and its subsidiaries are included herein:
         Independent Auditors' Report
         Consolidated Balance Sheets, as of January 31, 1994 and 1995
         Statements of Consolidated Earnings for the Years Ended January 31, 1993, 1994, and 1995 Statements of Consolidated Cash Flows for the Years Ended January 31, 1993, 1994, and 1995 Statements of Consolidated Shareholders' Equity for the Years Ended January 31, 1993, 1994, and 1995
         Notes to Consolidated Financial Statements for the Years Ended
         January 31, 1993, 1994, and 1995

(a)(2)   Financial Statement Schedule:
         The following financial statement schedule is included herein:
         Schedule VIII -- Valuation and Qualifying Accounts

(a)(3)   Exhibits:



Exhibit
 No.        Description of Exhibit
- -------     ----------------------

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

 3.02       By-laws, as amended (Included as an exhibit to the Registrant's
            Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended
            October 31, 1994, and incorporated herein by reference.)

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

 4.03 Amendment dated April 29, 1994, to Note Purchase Agreement dated as of July 2, 1991, between Registrant and Olympus Private Placement
            Fund, L.P. (Included as an exhibit to the Registrant's Quarterly
            Report on Form 10-Q (No. 0-15994) for the quarter ended April 30,
            1994, and incorporated herein by reference.)

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

 4.14 Lease Receivables Transfer Agreement dated as of October 7, 1994, among LDI Lease Receivables Funding Corp., CXC Incorporated and
            Citicorp North America, Inc. (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1994, and incorporated herein by reference.)

 4.15       Lease Receivables Purchase and Contribution Agreement dated as of
            October 7, 1994, between LDI Lease Receivables Funding Corp. and
            Registrant. (Included as an exhibit to the Registrant's Quarterly
            Report on Form 10-Q (No. 0-15994) for the quarter ended October 31,
            1994, and incorporated herein by reference.)

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

 4.18       Amendment dated May 2, 1994, to Note Purchase Agreement dated August
            31, 1989, among Registrant, Northwestern National Life Insurance
            Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No.
            0-15994) for the year ended January 31, 1994, and incorporated herein by reference.)

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

 4.21       Amendment dated April 29, 1994, to Amended and Restated Promissory
            Note of Registrant dated as of July 1, 1993, in favor of National
            Westminster Bank USA (Included as an exhibit to the Registrant's
            Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended
            April 30, 1994, and incorporated herein by reference.)

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

 4.23       Consent, Waiver and Amendment No. 1 dated as of January 20, 1995 to
            Second Amendment and Restated Credit Agreement dated July 29, 1994.

 4.24       Amendment No. 2 dated as of March 10, 1995 to Second Amended and
            Restated Credit Agreement dated July 29, 1994.

 4.25       Amendment No. 3 dated as of April 28, 1995 to Second Amended and
            Restated Credit Agreement dated July 29, 1994.



 4.26       Letter Amendment dated as of April 28, 1995 to Note Purchase
            Agreement dated August 31, 1989, among registrant, Northwestern
            National Life Insurance Company and the other parties listed in Appendix I thereto.

 4.27       Amendment No. 4 dated as of May 15, 1995 to Second Amended and
            Restated Credit Agreement dated July 29, 1994.

 4.28 Letter Amendment dated as of May 15, 1995 to Note Purchase Agreement dated August 31, 1989, among registrant, Northwestern Mutual Life
            Insurance Company and the other parties listed in Appendix I thereto.

 4.29 Amendment dated April 27, 1995, to Note Purchase Agreement dated as of July 2, 1991, between registrant and Olympus Private Placement
            Fund, L.P.

 10.01      1995 Non-Employee Directors' Stock Option Plan.

 10.02      Amended and Restated Employee Stock Option Plan.

 11.01      Computation of Earnings Per Share for the year ended January 31, 1995.

 27.01      Financial Data Schedules as required under the Securities & Exchange
            Commission EDGAR rule release effective for EDGAR filings submitted on or after September 1, 1994.

(b)      Reports on Form 8-K:
         On March 22, 1995, the Registrant filed a report on Form 8-K with respect to certain special charges to be recorded as of January 31, 1995.

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

                                       LDI CORPORATION

Date: May  16, 1995                    By:   /s/Floyd S. Robinson
                                             ---------------------
                                             Floyd S. Robinson, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Floyd S. Robinson                                  President, Chief Executive Officer                          May  16, 1995
- -----------------------------
Floyd S. Robinson                                     and Director (Principal Executive
                                                      Officer)

/s/Frank G. Skedel                                    Executive Vice President and Chief                          May  16, 1995
- -----------------------------
Frank G. Skedel                                       Financial Officer (Principal Financial
                                                      Officer)

/s/Mont C. Hollingsworth                              Senior Vice President and Controller                        May  16, 1995
- -----------------------------
Mont C. Hollingsworth                                 (Principal Accounting Officer)

/s/Robert S. Kendall                                  Chairman of the Board and Director                          May  16, 1995
- -----------------------------
Robert S. Kendall

/s/Scott S. Cowen                                     Director                                                    May  16, 1995
- -----------------------------
Scott S. Cowen

/s/Thomas A. Cutter                                   Director                                                    May  16, 1995
- -----------------------------
Thomas A. Cutter

/s/Michael R. Kennedy                                 Director                                                    May  16, 1995
- -----------------------------
Michael R. Kennedy

/s/Norton W. Rose                                     Director                                                    May  16, 1995
- -----------------------------
Norton W. Rose