Form 10-K/A
period 1995-01-31
LDI CORP
filed 1995-05-26
CIK 814500

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended January 31, 1995
                                   ----------------
                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 0-15994
                                               -------

                               LDI CORPORATION
                               ---------------
            (Exact name of Registrant as specified in its charter)

        Delaware                                     31-1179824
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

4770 Hinckley Industrial Parkway, Cleveland, Ohio              44109
- --------------------------------------------------      ---------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (216) 661-5400
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:  None              Name of each exchange
                      ----              on which registered:  ____________

Securities registered pursuant
to Section 12 (g) of the Act:           Common Stock, $.01 par value
                                        ----------------------------
                                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X           No
                                              --------          --------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995, was $13,580,452.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 31, 1995, was 6,727,457.

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1995 as set forth in the pages attached hereto:
                 Items 10, 11, 12 and 13
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             LDI CORPORATION

Date:  May 26, 1995                     By:  /S/ FLOYD S. ROBINSON
                                             ---------------------
                                             Floyd S. Robinson
                                             President and Chief Executive
                                             Officer

                                                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A description of the directors of the Company follows:
                                                                          OFFICES HELD AND               DIRECTOR      TERM
                                 NAME                  AGE              BUSINESS EXPERIENCE               SINCE      EXPIRES
                                 ----                  ---              -------------------               -----      -------
                   Scott S. Cowen (1)                  48     Dean   of  the   Weatherhead  School  of     1989        1995
                                                              Management  at   Case  Western   Reserve
                                                              University since July 1984.

                   Thomas A. Cutter                    52     Member of  Capstone  Management Ltd.,  a     1986        1995
                                                              privately-owned  real estate  investment
                                                              and  management  company,  since October
                                                              1994;   Vice    Chairman   and    Senior
                                                              Executive  Vice President of the Company
                                                              from  February  1989  through May  1994;
                                                              Senior   Vice   President   of   Leasing
                                                              Dynamics,  Inc.  from  December 1983  to
                                                              May 1991.

                   Robert S. Kendall                   56     Chairman, President  and Director of CPS     1986        1996
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

                   Michael R. Kennedy                  52     Chairman,  Chief  Executive  Officer and     1986        1996
                                                              Director  of MRK  Technologies, Ltd.,  a
                                                              privately-owned   computer   sales   and
                                                              service   company,   since   June  1994;
                                                              President  and  Chief  Operating Officer
                                                              of  the Company  from February  1989  to
                                                              May  1994; Executive  Vice President  of
                                                              Leasing  Dynamics,  Inc.  from  February
                                                              1972 to May 1991.

                                                                          OFFICES HELD AND               DIRECTOR      TERM
                                 NAME                  AGE              BUSINESS EXPERIENCE               SINCE      EXPIRES
                                 ----                  ---              -------------------               -----      -------
                   Floyd S. Robinson                   48     President  and Chief  Executive  Officer     1994        1997
                                                              of   the  Company   since  August  1994;
                                                              President-Business Equipment  Financing
                                                              of USL  Capital  from  January  1992  to
                                                              July   1994;    President   and    Chief
                                                              Operating   Officer  of   Fleet   Credit
                                                              Corporation from 1986 to January 1992.

                   Norton W. Rose (2)                  66     Vice   Chairman  and  Director  of  Blue     1994        1997
                                                              Coral, Inc.,  a privately-owned consumer
                                                              chemical  company,   and  Chairman   and
                                                              Director of  Premier Travel  Partners, a
                                                              privately-owned    travel     management
                                                              company, since  1991; Vice  President of
                                                              Creative   Art    Activities   Inc.,   a
                                                              privately-owned   toy   company,   since
                                                              January 1994;  Chairman  of Action  Auto
                                                              Rental,  Inc.,   an  automobile  leasing
                                                              company, from  November 1991  to January
                                                              1993;  Vice   Chairman  of   Progressive
                                                              Corporation,  a  liability  and casualty
                                                              insurance company,  from 1985  to August
                                                              1990.

- ---------------
(1) Mr. Cowen is also a director of American Greetings Corporation, Cyberex Corporation, FabriCenters of America, Inc., Premier Industrial Corporation, Society Corporation, Forest City Enterprises, Inc. and Weatherhead Industries, Inc. and is on the Board of Advisors of Charles Fradin, Inc./Copley Industries.

(2) Mr. Rose is also a director of Telxon Corporation, Cohesant Technologies and Specialty Chemical Resources, Inc. Action Auto Rental, Inc. filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 28, 1993. A description of the executive officers of the Company follows:

         A description of the executive officers of the Company follows:
                                                                                     OFFICES HELD AND
                                 NAME                  AGE                          BUSINESS EXPERIENCE
                                 ----                  ---                          -------------------
                  Robert S. Kendall                    56   Chairman,  President  and  Director   of  CPS  Capital,  Ltd.,   a
                                                            privately-owned   mergers  and   acquisitions  and   institutional
                                                            investments  company,  since  September  1994;   Chairman  of  the
                                                            Company  since  February  1989; Chief  Executive  Officer  of  the
                                                            Company  from February  1989 to  July  1994;  Chairman of  Leasing
                                                            Dynamics, Inc. from July 1989 to May 1991.

                                                                                     OFFICES HELD AND
                                 NAME                  AGE                          BUSINESS EXPERIENCE
                                 ----                  ---                          -------------------
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

                  Frank G. Skedel                      48   Executive  Vice  President  and  Chief  Financial Officer  of  the
                                                            Company  since June  1994; Senior  Vice  President of  the Company from June 1991 to June 1994; Treasurer of the Company  since March
                                                            1991; Secretary of the Company since October 1994;  Vice President of the Company  from April  1989  to  June 1991; President of  LDI
                                                            Financial Services Corp. from  July 1989 until its merger into the
                                                            Company in April 1991.

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

                  John S. Rainsberger                  38   Vice   President  Sales-Leasing  Services  of  the  Company  since
                                                            December  1991; District Sales  Manager of  Leasing Dynamics, Inc.
                                                            from January 1990 until December 1991.

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

         The Company is required to identify any officer or director who failed to timely file with the Securities and Exchange Commission a required report relating to ownership and changes in ownership of the Company's equity securities. Based on material provided to the Company, it believes that during the year ended January 31, 1995, all such filing requirements were complied with by its officers and directors, except that the Form 3 filed for Mr. Robinson upon his joining the Company reported only his initial stock options and failed to include shares of restricted stock awarded to him. This omission was discovered in the preparation of his annual Form 5, and the restricted stock was included on that Form.

ITEM 11.         EXECUTIVE COMPENSATION

         The following information is set forth with respect to the Company's Chief Executive Officer and certain other persons who served as executive officers of the Company during the year ended January 31, 1995.

                                                         I.  SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                         ---------------------------------  ---------------------------
                                                                                                     AWARDS
                                                                                            ---------------------------
                                                                                 OTHER       RESTRICTED
                                                YEAR                             ANNUAL        STOCK       OPTIONS/      ALL OTHER
                                                ENDED    SALARY     BONUS     COMPENSATION     AWARDS        SARS      COMPENSATION
            NAME AND PRINCIPAL POSITION (1)    JAN. 31    ($)        ($)         ($)(2)         ($)           (#)         ($)(5)
            --------------------------------- --------- --------  ----------  ------------  ------------  ------------  ------------
            Floyd S. Robinson                   1995     188,970    50,000       53,172      54,375 (3)     250,000(4)     - 0 -
              President and Chief Executive
              Officer

            Robert S. Kendall                   1995     173,131    - 0-          N/A          - 0 -         - 0 -        53,318
              Chairman of the Board and         1994     371,153    65,025        N/A          - 0 -        10,000         6,189
              former Chief Executive Officer    1993     275,000   337,450        N/A          - 0 -         - 0 -        17,470

            Frank G. Skedel                     1995     160,000    50,000       27,322        - 0 -         - 0 -         5,098
              Executive Vice President and      1994     160,000    46,000        N/A          - 0 -        10,000         4,701
              Chief Financial Officer           1993     160,000    49,500        N/A          - 0 -         - 0 -        15,059

            John  S. Rainsberger                1995     172,352    16,817        N/A          - 0 -         - 0 -         2,565
              Vice President--Sales

            Mont C. Hollingsworth               1995     100,275    37,500        N/A          - 0 -         - 0 -         2,578
              Senior Vice President and         1994      93,934    21,000        N/A          - 0 -        10,000         2,506
              Controller                        1993      98,798    19,000        N/A          - 0 -         - 0 -         8,325

            Benjamin W. Cannon                  1995     122,195   129,000        N/A          - 0 -         - 0 -         6,025
              Former Vice President and         1994     199,236    31,000        N/A          - 0 -        10,000         5,115
              General Counsel                   1993     168,152    23,250        N/A          - 0 -         - 0 -        10,876

            William G. Zenallis                 1995     160,000    30,986        N/A          - 0 -         - 0 -         5,083
              Vice President--National Sales    1994     168,101    36,074        N/A          - 0 -        10,000         5,022
                                                1993     159,660    - 0 -         N/A          - 0 -         - 0 -        12,374

- ----------
(1) Because of executive changes during the year ended January 31, 1995, more than five officers are included in this table. Messrs.
         Robinson and Kendall both served as Chief Executive Officer during the year. Messrs. Skedel, Rainsberger and Hollingsworth are the next three highest paid persons who were executive officers at the end of the fiscal year. Messrs. Cannon and Zenallis were executive officers during the year and would have been among the five highest paid executive officers if they had remained as executive officers at the end of the year. Because Messrs. Robinson and Rainsberger were not executive officers of the Company during the fiscal years ended January 31, 1994 or 1993, no information is provided for them as to those years.

(2) The amount set forth in this column for Mr. Robinson consists almost entirely of relocation expenses of Mr. Robinson and his family paid or reimbursed by the Company. The amount for Mr. Skedel represents club membership expenses paid or reimbursed by the Company. Certain other executive officers were reimbursed for club membership expenses and other business perquisites in amounts that are less than the reporting thresholds established by the Securities and Exchange Commission.
(3) Consists of 15,000 shares of restricted stock, which will vest on July 19, 1995. The value of the shares is calculated at the value on January 31, 1995.
(4) The options were granted to Mr. Robinson on July 19, 1994 and have an exercise price of $3.75 per share. They will vest in 20% installments on July 19 in each of the years 1995 through 1999, except that they will vest 100% upon any change in control (as defined) of the Company.
(5) Consists of amounts contributed by the Company under the LDI Corporation Retirement Savings Plan and the LDI Corporation Pension Plan and Trust, except that the amount for Mr. Kendall includes severance payments to Mr. Kendall of $52,877 during the year ended January 31, 1995 (see "Employment Agreements and Arrangements with Respect to Severance Compensation" in this Item 11).

                                        II.  OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                    ASSUMED ANNUAL RATES OF STOCK
                                                                                    PRICE APPRECIATION FOR OPTION
                                INDIVIDUAL GRANTS                                                TERM
- --------------------------------------------------------------------------------    ------------------------------
                       NUMBER OF
                      SECURITIES     PERCENT OF TOTAL
                      UNDERLYING    OPTIONS GRANTED TO  EXERCISE OR
                        OPTIONS        EMPLOYEES IN     BASE PRICE    EXPIRATION
    NAME (1)          GRANTED (#)      FISCAL YEAR        ($/SH)         DATE          5% ($)          10% ($)
- -------------------  ------------   ------------------  -----------  -----------    ------------   --------------
Floyd S. Robinson       250,000            100%            $3.75      7/19/2003       $447,625       $1,072,125

(1) No options were granted during the year ended January 31, 1995 to any of the other persons named in the Summary Compensation Table.

                                              III.  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                        AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF                                 VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS                           "IN-THE-MONEY" OPTIONS
                                                   AT JANUARY 31, 1995 (#)                        AT JANUARY 31, 1995 ($)
                                           ----------------------------------------      -----------------------------------------
                          NAME               EXERCISABLE           UNEXERCISABLE           EXERCISABLE             UNEXERCISABLE
                          ----               -----------           -------------           -----------             -------------
               Floyd S. Robinson                - 0 -                 250,000                 - 0 -                    - 0 -
               Robert S. Kendall                - 0 -                  - 0 -                  - 0 -                    - 0 -
               Frank G. Skedel                 27,410                  13,250                 - 0 -                    - 0 -
               John S. Rainsberger              9,560                   9,890                 - 0 -                    - 0 -
               Mont C. Hollingsworth           13,592                   9,575                 - 0 -                    - 0 -
               Benjamin W. Cannon               - 0 -                   - 0 -                 - 0 -                    - 0 -
               William G. Zenallis              7,880                   9,470                 - 0 -                    - 0 -


COMPENSATION OF DIRECTORS

         Each member of the Board of Directors who is not an employee of the Company receives an annual director's fee of $16,000 ($32,000 for the Chairman). In addition, each such director receives $1,000 ($2,000 for the Chairman) for attendance at each meeting of the Board and each meeting of a committee thereof not held in conjunction with a Board meeting, plus reimbursement of expenses incurred in attending any such meeting.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS WITH RESPECT TO SEVERANCE COMPENSATION

         The Company has entered into an employment agreement with Mr. Robinson providing for an annual base salary of $350,000, a bonus of $50,000 payable upon commencement of his employment and a guaranteed bonus of $100,000 in respect of the fiscal year ended January 31, 1995. For subsequent fiscal years, Mr. Robinson will be entitled to participate in a bonus plan providing for an annual bonus based upon performance goals to be determined by the Board of Directors, such bonus not to exceed the amount of the base salary. The agreement also provides for Mr. Robinson to be granted options to purchase a total of 750,000 shares of common stock. One third of the options were granted on July 19, 1994, and the remaining options will be granted in equal installments on July 19, 1995 and 1996 at the market value of the common stock on those dates. If Mr. Robinson's employment is terminated other than for cause (as defined), he will be entitled to continuation of his base salary and medical benefits for a period of one year.

         The Company has entered into employment agreements with each of Messrs. Skedel and Hollingsworth which provide for severance compensation aggregating between $100,000 and $300,000 depending on the circumstances under which the individual terminates his employment with the Company. The individual will also receive medical and dental benefits so long as payments of severance compensation continue or until the individual receives similar benefits from a new employer. The Company had a similar employment agreement with Jerry E. Kish, former Executive Vice President and Chief Financial Officer, under which the Company is paying Mr. Kish severance compensation in the aggregate amount of $300,000 and is maintaining medical and dental benefits.

         The Company has entered into severance agreements with each of Messrs. Kendall, Kennedy and Cutter. These agreements provide for monthly payments of severance compensation to continue through November 1996 for each of Messrs. Kennedy and Cutter and through January 1997 for Mr. Kendall. Payments of severance compensation are contingent upon the former officer fulfilling certain obligations and upon the Company not being in violation of any covenants, representations or warranties under any of its loan agreements. The aggregate amount of severance paid and payable to each of them under these agreements is $450,000.

         The Board of Directors approved a severance plan in connection with the Company's reduction in work force announced and implemented during the year ended January 31, 1995. Employees who were designated between March 1 and June 30, 1994 to be part of the reduction received severance payments based on their tenure with the Company and level of responsibility. The amounts of such severance payments were equal to four weeks' pay for each year of service with respect to senior managers and senior directors; two weeks' pay for each year of service with respect to supervisors and managers; and one week's pay for each year of service with respect to non-executives and non-exempt personnel. The amounts of severance payments to executive officers were considered on a case-by-case basis. Affected employees were also entitled to continued medical and dental benefits. Payments of severance were made in lump sums, except for the senior managers, who received their severance amounts in bi-weekly payments, and executives, who received their amounts as determined on a case-by-case basis.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1995, certain information with regard to the beneficial ownership of the Company's common stock by each holder of more than five percent of the Company's outstanding common stock, each director of the Company, each of the current executive officers of the Company set forth in the Summary Compensation Table and all directors and executive officers of the Company as a group.

                                             NAME OF                                      AMOUNT                PERCENT
                                         BENEFICIAL OWNER                         BENEFICIALLY OWNED (1)        OF CLASS
                                         ----------------                         ----------------------        --------
                     Floyd S. Robinson                                                  15,000 (2)                  *
                     Scott S. Cowen                                                     15,633 (3)(4)               *
                     Thomas A. Cutter                                                  876,900 (5)(6)            13.03%
                     Robert S. Kendall                                               1,122,168 (5)(7)            16.68%
                     Michael R. Kennedy                                              1,011,262 (5)(8)            15.03%
                     Norton W. Rose                                                      2,500 (4)                  *
                     Frank G. Skedel                                                    33,348 (9)                  *
                     Mont C. Hollingsworth                                              17,437 (9)                  *
                     John S. Rainsberger                                                 9,560 (9)                  *
                     Dimensional Fund Advisors Inc.                                    419,876 (10)               6.24%
                     Olympus Private Placement Fund, L.P.                            1,574,803 (11)              18.97%
                     The TCW Group, Inc.                                               579,500 (12)               8.61%
                     Tweedy, Browne Company L.P. and Related Parties                   496,100 (13)               7.37%
                     All Directors and executive
                       officers as a group (12 persons)                              3,106,003 (14)              45.73%

* Less than 1%

(1)      Beneficial ownership includes having or sharing voting power or dispositive power of the securities.

(2)      Consists of shares of restricted stock, all of which will vest on July 19, 1995.

(3) Includes 10,500 shares issuable upon the exercise of options to purchase common stock. Also includes 1,050 shares held by Marjorie Cowen, his spouse, as to which shares Mr. Cowen disclaims any beneficial ownership.

(4) Does not include shares issuable upon the exercise of options to purchase common stock granted pursuant to the Stock Option Plan for Non-Employee Directors to be submitted to the stockholders for approval at the 1995 Annual Meeting of Stockholders.

(5) Messrs. Kendall, Kennedy and Cutter and certain other stockholders of the Company are parties to a Stockholders Agreement (the "Stockholders Agreement") pursuant to which the parties thereto have agreed to vote all of the shares held by them in the same manner as a majority of the shares held by Messrs. Kendall, Kennedy and Cutter. An aggregate of 3,351,520 shares of common stock, or approximately 49.82% of the shares outstanding, are subject to the Stockholders Agreement.

(6) Includes 766,964 shares held by Margaret Cutter, his spouse, and 49,215 shares held by a foundation of which Mr. Cutter is trustee, as to all of which shares he disclaims any beneficial ownership.

(7) Includes 1,050,000 shares held by CPS Capital, Ltd., of which Mr. Kendall is the principal member. Also includes 56,471 shares held by a foundation of which Mr. Kendall is trustee, as to which shares he disclaims beneficial ownership.

(8) Includes 8,000 shares held by a foundation of which Mr. Kennedy is trustee. Does not include 96,906 shares held of record by National City Bank as trustee of an irrevocable trust established by Mr. Kennedy for the benefit of his children. Mr. Kennedy disclaims beneficial ownership of all of such shares.

(9) Includes shares held under the LDI Corporation Retirement Savings Plan. Also includes 27,410 shares of common stock issuable to Mr. Skedel, 13,592 shares issuable to Mr. Hollingsworth and 9,560 shares issuable to Mr. Rainsberger upon the exercise of options to purchase common stock granted pursuant to the LDI Corporation Employee Stock Option Plan, which options are exercisable within 60 days of March 31, 1995.

(10) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 419,876 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. This information is as of December 31, 1994 and was obtained from a Schedule 13G field by Dimensional with the Securities and Exchange Commission on or about February 9, 1995.

(11) Consists of shares issuable upon the exercise of outstanding warrants to purchase common stock.

(12) This information was obtained from a Schedule 13G filed by The TCW Group, Inc. with the Securities and Exchange Commission on or about February 10, 1995.

(13) This information was obtained from a Schedule 13G filed by Tweedy, Browne Company L.P., TBK Partners, L.P. and Vanderbilt Partners, L.P. with the Securities and Exchange Commission on or about August 12, 1993.

(14) Includes shares held under the LDI Corporation Retirement Savings Plan. Includes 52,402 shares of common stock issuable to all executive officers as a group upon the exercise of options to purchase common stock granted pursuant to the LDI Corporation Employee Stock Plan, which options are exercisable within 60 days of March 31, 1995.

         The address of each of the persons shown in the preceding table who are the beneficial owners of more than five percent of the outstanding shares of the Company's outstanding common stock, as of March 15, 1995, is as follows:
Mr. Kendall and CPS Capital, Ltd., Suite 1510, 1801 East Ninth Street, Cleveland, Ohio 44114;

Mr. Kennedy, 30700 Carter Street, Solon, Ohio 44139; Mr. Cutter, 29299 Clemens Road, Suite 1K, Westlake, Ohio 44145; Olympus Private Placement Fund, L.P., Metro Center, One Station Place, Stamford, Connecticut 06902; Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401; The TCW Group, Inc., 865 South Figueroa Street, Los Angeles, California 90017; and Tweedy, Browne Company L.P., 52 Vanderbilt Avenue, New York, New York 10017.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended January 31, 1995, the Company leased office, warehouse and operations space from NCP Ltd. ("NCP"), an Ohio limited partnership, the general partners of which are Messrs. Kendall, Kennedy and Cutter and Jay J. Ross, a former officer of the Company. Jerry E. Kish, a former officer and director of the Company, was a partner of NCP until January 1, 1995, at which date he surrendered his partnership interest back to NCP.
The Company made rental payments to NCP of $355,000 for the year ended January 31, 1995. The Company paid $40,000 to NCP for the year ended January 31, 1995, for building maintenance, consulting services and building management fees. In connection with the consolidation of the Company's facilities and the sale of certain of its noncore businesses, all of the leases from NCP have been terminated, and the Company has no remaining commitments to NCP for rentals with respect to facilities.

         On May 31, 1994, the Company sold to the predecessor of MRK Technologies, Ltd. ("MRK") substantially all of the assets of a subsidiary and a division of the Company engaged in the businesses of selling computer systems and software and related equipment, network connectivity products and related services. Mr. Kennedy is the Chairman and Chief Executive Officer and one of the principal members of MRK. The purchase price paid by MRK for the assets consisted of cash and short-term notes in the aggregate amount of approximately $8.5 million and a subordinated note in the original principal amount of $2 million payable in installments through 1999. The note is subordinated to certain commercial financing arrangements of MRK, is guaranteed by Mr. Kennedy and is secured by Mr. Kennedy's pledge to the Company of shares of the Company held by him. The unpaid principal amount of the note at March 31, 1995 was $1.5 million. In connection with the sale, the Company leased to MRK certain furniture, fixtures and equipment used in the business. The lease provides for aggregate rentals of approximately $796,000 over a term of thirty-six months and gives MRK the option to purchase the leased equipment at the end of the lease term for a nominal amount.

         On March 31, 1994, the Company sold to Open Software, Inc. substantially all of the assets of the Company's open systems software distribution business. The purchase price consisted of $100,000 in cash and certain percentage amounts based on software revenues during the three months following the closing. Mr. Kennedy was the Chairman and Chief Executive Officer and one of the principal stockholders of Open Software, Inc., which is now a part of MRK. Michael T. Joseph, who was Senior Vice President of the Company immediately prior to the sale, was the President and Chief Operating Officer of Open Software, Inc.

         During the year ended January 31, 1995, the Company purchased computer equipment for lease to its customers and acquired other products and services from MRK. The aggregate amount of these purchases was $5.3 million, for which the Company owed MRK $145,000 at January 31, 1995. In addition, the Company sold $180,000 of goods and services to MRK during the year. At January 31, 1995, the Company was owed approximately $375,000 from MRK for goods and services and custodial funds held by MRK.