Form 10-Q
period 1995-04-30
LDI CORP
filed 1995-06-14
CIK 814500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    --------------------
                       Commission File Number:  0-15994
                                                -------


                                 LDI CORPORATION
    ------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

              DELAWARE                                   31-1179824
              --------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

4770 Hinckley Industrial Parkway, Cleveland, Ohio  44109-6096
- -------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code  (216) 661-5400
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

                  YES   X                                    NO
                      -----                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                6,727,457 shares of Common Stock, $.01 par value,
                               as of May 31, 1995

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        LDI CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                  (Amounts in Thousands, Except Per Share Data)

===============================================================================

                                                      1995           1994
                                                    --------      --------
REVENUES:
   Leasing ....................................     $ 19,836      $ 20,675
   Direct sales ...............................       10,694        24,049
   Technical services .........................        3,234         3,923
   Equity in earnings of 50% owned affiliate...          250           207
   Other ......................................          547           183
                                                    --------      --------
Total .........................................       34,561        49,037
                                                    --------      --------

COSTS AND EXPENSES:
   Leasing ....................................       11,167        11,243
   Direct sales ...............................        8,908        20,577
   Technical services .........................        1,715         2,264
   Interest ...................................        6,714         7,419
   Debt financing fees ........................        1,169           416
   Selling, general, and administrative .......        5,386         8,468
                                                    --------      --------
Total .........................................       35,059        50,387
                                                    --------      --------

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES .............         (498)       (1,350)
Income Tax Expense (Benefit) ..................         (199)         (513)
                                                    --------      --------
NET EARNINGS (LOSS) ...........................     $   (299)     $   (837)
                                                    ========      ========
EARNINGS (LOSS) PER PRIMARY SHARE .............     $   (.04)     $   (.12)
                                                    ========      ========
Average Shares Outstanding ....................        6,727         6,727
                                                    ========      ========


NOTE: Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 APRIL 30, 1995 (Unaudited) AND JANUARY 31, 1995
                             (Dollars in Thousands)

================================================================================

                                                                                April 30,            January 31,
                                                                                  1995                   1995
                                                                             ----------------      -----------------
 ASSETS
 Cash and cash equivalents.............................................      $         12,883      $          11,744
 Receivables - net of allowance for doubtful accounts..................                21,418                 23,244
 Inventory held for lease or sale......................................                 9,803                 10,933
 Leased assets:
    Capital leases.....................................................               288,460                311,478
    Operating leases - net of accumulated depreciation of $24,152
       and $22,120 ....................................................                33,292                 37,610
 Land, buildings, equipment and furniture - net of accumulated
   depreciation of $8,543 and $8,062 ..................................                12,297                 12,715
 Other assets..........................................................                17,440                 19,185
                                                                             ----------------      -----------------
          Total........................................................      $        395,593      $         426,909
                                                                             ================      =================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
 Accounts payable......................................................      $          9,743      $          13,008
 Accrued liabilities...................................................                 4,030                  5,553
 Notes payable.........................................................                98,065                107,855
 Subordinated notes....................................................                10,000                 10,000
 Deferred income taxes.................................................                 3,721                  3,933
 Nonrecourse lease financing...........................................               211,755                227,574
 Reserves and liabilities related to discontinued operations and
    restructuring programs.............................................                 1,600                  1,952
 Other liabilities.....................................................                 5,367                  5,439
                                                                             ----------------      -----------------
          Total liabilities............................................               344,281                375,314
                                                                             ----------------      -----------------
 SHAREHOLDERS' EQUITY:
 Common stock, par value of $.01 - 20,000,000 shares
   authorized; 6,828,984 shares issued.................................                    68                     68
 Additional paid-in capital............................................                45,013                 44,997
 Retained earnings.....................................................                 7,491                  7,790
 Treasury shares at cost - 101,527 shares..............................                (1,260)                (1,260)
                                                                             ----------------      -----------------
          Total shareholders' equity...................................                51,312                 51,595
                                                                             ----------------      -----------------
            Total......................................................      $        395,593      $         426,909
                                                                             ================      =================

NOTE: The balance sheet at January 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                             (Dollars in Thousands)

===============================================================================

                                                                                    1995                1994
                                                                             ---------------      --------------
 CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss from continuing operations................................      $          (299)     $         (837)
    Adjustments to reconcile net earnings (loss) to net cash flow from operating sctivities:

     Depreciation.....................................................                 4,434               5,672
     Deferred income taxes............................................                  (212)               (513)
     Additions to capital leases......................................               (18,790)            (14,742)
     Principal portion of lease rentals received......................                41,808              50,807
     Purchases of inventory for resale.................................               (7,777)            (27,894)
     Sales, transfers, and disposals of inventory and equipment........               16,803              43,312
     Change in reserves related to restructuring programs..............                 (352)             (1,485)
     Change in accounts receivable.....................................                1,826                 345
     Change in accounts payable........................................               (3,265)             (9,984)
     Change in accrued expenses and other liabilities..................               (1,565)             (2,157)
     Other.............................................................                1,746              (1,008)
                                                                             ---------------      --------------
    Cash provided by continuing operations.............................               34,357              41,516
                                                                             ---------------      --------------
 Discontinued operations:
     Change in assets and liabilities (except reserves) of
       discontinued operations.........................................                    -               8,927
     Change in reserves................................................                    -              (1,715)
                                                                             ---------------      --------------
    Cash provided by discontinued operations...........................                  -0-               7,212
                                                                             ---------------      --------------
       Total...........................................................               34,357              48,728
                                                                             ---------------      --------------

 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

    Purchases of equipment for lease...................................               (7,463)            (22,953)
    Purchases of land, buildings, equipment and furniture..............                 (130)               (570)
    Proceeds from sale of businesses, properties and other assets......                    -                 100
                                                                             ---------------      --------------
       Total...........................................................               (7,593)            (23,423)
                                                                             ---------------      --------------

 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

    Proceeds from nonrecourse lease financing..........................               18,882              32,925
    Payments on nonrecourse lease financing............................              (34,701)            (40,154)
    Change in revolving and line of credit facilities..................               (8,724)               (961)
    Payments on term loans and notes...................................               (1,066)             (5,000)
    Other..............................................................                  (16)                 (7)
                                                                             ---------------      --------------
       Total...........................................................              (25,625)            (13,197)
                                                                             ---------------      --------------

 Increase in Cash and Cash Equivalents.................................                1,139              12,108
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................               11,744               8,972
                                                                             ---------------      --------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................      $        12,883      $       21,080
                                                                             ===============      ==============

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED APRIL 30, 1995 (UNAUDITED) AND
                       FOR THE YEAR ENDED JANUARY 31, 1995
                  (Dollars in Thousands, Except Per Share Data)

================================================================================

                                                                                       Common
                                                     Additional                       stock in           Total
                                       Common          paid-in         Retained      treasury at      shareholders'
                                        stock          capital         earnings          cost            equity
                                       ---------     -----------      ----------     -----------      -------------
BALANCE AT FEBRUARY 1, 1994......      $      68      $   44,922      $   26,354     $    (1,260)     $      70,084

   Net loss......................                                       (18,564)                            (18,564)
   Compensation expense under
    stock award plan for shares
    issued in a prior year.......                             75                                                 75
                                       ---------     -----------      ----------     -----------      -------------
BALANCE AT JANUARY 31, 1995......             68          44,997           7,790          (1,260)            51,595

   Net loss......................                                          (299)                               (299)
   Compensation expense under
    stock award plan for shares
    issued in a prior year.......                             16                                                 16
                                       ---------     -----------      ----------     -----------      -------------
BALANCE AT APRIL 30, 1995........      $      68     $    45,013      $    7,491     $    (1,260)     $      51,312
                                       =========     ===========      ==========     ===========      =============

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in Thousands, Except Where Indicated)

================================================================================

1.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise disclosed) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

2.       LIQUIDITY AND DEBT REFINANCING

     As discussed in Note 5, the Company's senior secured revolving credit facility and senior secured term notes were scheduled to mature on April 30, 1995. Pending finalization of a new agreement, the lenders have extended the maturity date of the credit facility and term notes through June 30, 1995. Due to the operating results for the year ended January 31, 1995, and the three months ended April 30, 1995, the Company was in noncompliance with certain financial covenants of its senior debt agreements and subordinated notes as described in Notes 5 and 7. The Company has obtained amendments or waivers for noncompliance with these covenants.

     The Company is negotiating with its lenders to refinance its senior secured recourse debt and with the holder of its subordinated notes to effect permanent amendments of the financial covenants. The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete these negotiations and, in the meantime, upon the willingness of its lenders to continue to grant extensions and waivers or otherwise not demand immediate payment with respect to such indebtedness. Based upon the status of the negotiations to date, management believes that a new senior debt agreement will be finalized and the subordinated notes will be amended. The Company expects, however, that the effective interest rate of the new senior debt agreement, including interest expense and debt financing fees, may be higher than the effective interest rate of the existing senior credit facility and term loans.

     The Company is also negotiating a new financing program which, if completed, would provide nonrecourse financing of lease equipment purchases until the related lease documentation is finalized and permanent nonrecourse funding is obtained. Management believes that cash generated from operations, cash obtained from this new nonrecourse interim financing program, borrowings under the new senior credit facility, financing from existing nonrecourse programs and other sources and, if necessary, proceeds from sales of leases or other assets will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs.

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

3.       RECEIVABLES

                                               April 30,           January 31,
                                                 1995                 1995
                                               --------            ----------
Trade accounts.............................     $16,348             $19,351
Trade notes................................       7,159               7,688
Other......................................       1,935               2,209
Allowance for doubtful accounts............      (4,024)             (6,004)
                                                -------             -------
Net receivables............................     $21,418             $23,244
                                                =======             =======

4.       ACCRUED AND OTHER LIABILITIES

                                               April 30,           January 31,
                                                  1995                1995
                                               --------            ----------
Accrued liabilities consist of:
Compensation...............................      $1,347              $2,189
Interest...................................         755               1,078
Sales tax..................................         320                 354
Other......................................       1,608               1,932
                                                 ------              ------
Total......................................      $4,030              $5,553
                                                 ======              ======
Other liabilities consist of:

Customer rental prepayments................      $2,626              $3,668
Deferred revenues..........................       2,735               1,724
Other......................................           6                  47
                                                 ------              ------
Total......................................      $5,367              $5,439
                                                 ======              ======

5.        NOTES PAYABLE

                                               April 30,           January 31,
                                                 1995                1995
                                               --------            ----------
Revolving credit facilities................     $91,583            $100,307
Term loans and notes.......................       6,482               7,548
                                                -------            --------
Total......................................     $98,065            $107,855
                                                =======            ========

     As of April 30, 1995, the Company had a $96.1 million secured revolving credit facility with a group of banks that provides for a floating interest rate based on either LIBOR or the prime rate. As described in Note 2, the maturity date of the facility has been extended through June 30, 1995. At April 30, 1995, $95.4 million was outstanding on this facility.

     Subsequent to April 30, 1995, $3.8 million of the borrowings under the secured amortizing revolving credit facility were financed on a nonrecourse basis. Accordingly, these amounts have been included in nonrecourse lease financing at April 30, 1995.

     The Company also had a secured amortizing term loan. This facility had an outstanding balance of $.3 million at April 30, 1995, and was paid in full, as scheduled, on May 10, 1995.

     The Company also has secured installment notes that aggregated $6.1 million at April 30, 1995, which was the originally scheduled date of maturity. The maturity date of the notes has also been extended through June 30, 1995, and certain waivers have been obtained from the holders as described in Note 2. Payments of $0.5 million were made on the notes on May 31, 1995.

     Installment notes consist of fixed rate instruments with interest rates ranging from 9.7 percent to 10.0 percent.

     Under the terms of the above debt agreements, the Company is required to maintain certain liquidity, leverage, and net worth ratios. The covenants also prohibit the payment of cash dividends and place restrictions on the amount of borrowings under the facilities based on the amounts of certain assets as defined in the agreements. The loan agreements are secured by receivables, inventories and substantially all other unpledged assets of the Company. As described in Note 2, at April 30, 1995, the Company was in noncompliance with certain financial covenants and has obtained amendments or waivers through June 30, 1995.

6.       NONRECOURSE LEASE FINANCING

                                                               April 30,             January 31,
                                                                 1995                    1995
                                                               --------              ----------
Financial institutions............................             $108,460              $119,365
Commercial paper..................................              103,295               108,209
                                                               --------              --------
Total.............................................             $211,755              $227,574
                                                               ========              ========

     Nonrecourse discounted lease rentals consist of fixed rate capital obtained from financial institutions on a nonrecourse basis. The lender has a security interest in the lease rental stream and the underlying assets, but has no recourse to the Company in the case of default by the lessee.

     The Company established two asset-backed financing programs to fund lease transactions on a nonrecourse basis through the use of commercial paper securitized by lease rental receivables. The programs are rated A-1 by Standard & Poor's or P-1 by Moody's. These ratings represent the highest attainable ratings available under the respective classification systems.

     Under one of the programs, the Company sold lease receivables to a wholly owned special purpose corporation that issues commercial paper backed by an annually renewing five year letter of credit. At April 30, 1995, $21.7 million of commercial paper was outstanding under this program. Effective May 1, 1994, the letter of credit under this program was not extended, however, leases funded previously continue to amortize under the terms of the existing agreement.

     A second securitized program provides for the financing of lease receivables through an independent special purpose corporation which issues commercial paper. This program is backed by a surety bond. The availability to finance under this program was increased from $75 million to $125 million during the fiscal year ended January 31, 1995. Effective with the completion of the increase, the program began operating through a wholly owned subsidiary of the Company to which the Company sells lease receivables and transfers the related equipment. The subsidiary then transfers the receivables to the independent corporation to support the issuance of commercial paper, which is nonrecourse to the Company. At April 30, 1995, $81.6 million of commercial paper was outstanding under this program. The Company has obtained waivers under this program for noncompliance with certain covenants for the quarter ended April 30, 1995.

7.       SUBORDINATED NOTES

     The Company has $10 million of 9.375 percent subordinated notes, with interest payable semiannually, maturing in August 2000. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8 beginning August 1994, with the premium declining ratably to par in August 1999.

     The Company also issued a total of 1,574,803 warrants in conjunction with these notes. Each warrant is exercisable by the holder through August 15, 1996, into one share of the Company's common stock at $6.35 per share. The exercise price is subject to adjustment for stock dividends, splits and certain other issuances of common stock.

     At April 30, 1995, the Company was in noncompliance with certain financial covenants and has obtained amendments or waivers through June 30, 1995.

8.        RESTRUCTURED OPERATIONS

     During the year ended January 31, 1995, the Company (1) sold substantially all the assets of its personal computer distribution and direct sales business;
(2) completed the sale of the stock of the Company's Canadian leasing subsidiary; and (3) sold certain assets of its point-of-sale equipment businesses.

     The revenues and expenses of restructured operations are included in the results of consolidated operations through the date of disposition.

9.        DISCONTINUED OPERATIONS

     During the year ended January 31, 1995, the Company (1) completed the liquidation and closing of its retail computer superstores; (2) completed the liquidation and closing of its retail PC outlet stores; (3) sold certain assets of its software distribution business; and (4) sold certain assets and transferred certain liabilities of its catalog distribution business.

     The consolidated financial statements disclose the operating results of discontinued operations separately from continuing operations.

10.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                   THREE MONTHS ENDED APRIL 30,
                                                   ----------------------------
                                                     1995               1994
                                                   ----------         -------
Cash paid for:
      Interest................................         $7,038          $7,629
      Income taxes............................         $    5            None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LDI CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        Three Months Ended April 30, 1995

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses a combination of credit facilities, term loans and internally generated cash flow to finance, on an interim basis, the acquisition of equipment for lease or sale. Upon completion of lease documentation, the Company generally finances the present value of future lease rentals by the assignment of such rentals to banks, insurance companies, or other lenders on a discounted, nonrecourse basis. In this manner, a substantial portion of the equipment cost is financed on a long-term basis and the Company limits its risk, if any, to its equity investment in the equipment. In December 1994, the Company completed a $50 million expansion of the capacity of one of its securitized lease receivable financing programs from $75 million to $125 million (see Note 6 of "Notes to Consolidated Financial Statements").

     The Company enters into interest rate swap and cap agreements to manage exposure to changes in interest rates for portions of its recourse and nonrecourse debt. The agreements generally involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts.

     During the three months ended April 30, 1995, cash generated from operating activities was $34 million as compared to $49 million for the period ended April 30, 1994. This $15 million decrease is primarily attributable to the following: decrease in cash inflows from the sale or disposal of inventory and off-lease equipment ($26 million); lower cash outflows for purchases of inventory for resale ($20 million), and a reduction in cash inflows from changes in assets and liabilities of discontinued operations ($7 million). Cash used in investing activities was $8 million for the period ended April 30, 1995 as compared to $23 million for the period ended April 30, 1994. This decrease of $15 million was due to a $15 million reduction in equipment purchased for lease. Cash used in financing activities was $26 million for the period ended April 30, 1995 as compared to $13 million for the period ended April 30, 1994. This $13 million increase was primarily the result of incremental payments of $8 million on revolving credit facilities and a reduction of $9 million in net proceeds from nonrecourse lease financings.

     At April 30, 1995, the Company had a total of $320 million of recourse and nonrecourse interest-bearing obligations, of which $209 million were on a floating rate basis. Of the total floating rate financings, $92 million were converted to fixed rate financing through interest rate swap agreements and $20 million were subject to interest rate ceilings through interest rate cap agreements.

        As discussed in Note 5 of "Notes to Consolidated Financial Statements," the Company's senior secured revolving credit facility and senior secured term notes were scheduled to mature on April 30, 1995. Pending finalization of a new agreement, the lenders have extended the maturity date of the credit facility and term notes through June 30, 1995. Due to the operating results for the year ended January 31, 1995, and the three months ended April 30, 1995, the Company was in noncompliance with certain financial covenants of its senior debt agreements and subordinated notes as described in Notes 5 and 7. The Company has obtained amendments or waivers for noncompliance with these covenants.

     The Company is negotiating with its lenders to refinance its senior secured recourse debt and with the holder of its subordinated notes to effect permanent amendments of the financial covenants. The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete these negotiations and, in the meantime, upon the willingness of its lenders to continue to grant extensions and waivers or otherwise not demand immediate payment with respect to such indebtedness. Based upon the status of the negotiations to date, management believes that a new senior debt agreement will be finalized and the subordinated notes will be amended. The Company expects, however, that the effective interest rate of the new senior debt agreement, including interest expense and debt financing fees, may be higher than the effective interest rate of the existing senior credit facility and term loans.

     The Company is also negotiating a new financing program which, if completed, would provide nonrecourse financing of lease equipment purchases until the related lease documentation is finalized and permanent nonrecourse funding is obtained. Management believes that cash generated from operations, cash obtained from this new nonrecourse interim financing program, borrowings under the new senior credit facility, financing from existing nonrecourse programs and other sources and, if necessary, proceeds from sales of leases or other assets will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs.

     The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

                        LDI CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      Three Months Ended April 30, 1995 as
                Compared to the Three Months Ended April 30, 1994

================================================================================

LEASING:

     A summary of the operating results from leasing for the three months ended April 30, 1995 and 1994 is as follows:

(Dollars in Thousands)                         1995                 1994
- ----------------------------------------------------------------------------
Leasing Revenues                         $      19,836     $          20,675
Cost of Leasing                                 11,167                11,243
                                         -------------     -----------------
Gross Leasing Margin                     $       8,669     $           9,432
                                         =============     =================
Percent of Revenue                               43.7%                 45.6%

     A summary of new leasing activity, which is a measure of business volume, for the three months ended April 30, 1995, and 1994, is as follows:

                                                       Cost of Leased Equipment
                                      ----------------------------------------------------
                                               1995                           1994
                                      ------------------------       ---------------------
New Equipment Leases                  $12,584            97.8%       $ 11,044         71.9%
Re-Leased Equipment                       289             2.2%          4,322         28.1%
                                      -------           -----        --------        -----
       TOTAL                          $12,873           100.0%       $ 15,366        100.0%
                                      =======           =====        ========        =====

Sales-Type Leases                     $ 6,169            47.9%       $  1,309          8.5%
Direct Finance Leases                   3,877            30.1%         10,266         66.8%
Operating Leases                        2,827            22.0%          3,791         24.7%
                                      -------           -----        --------        -----
       TOTAL                          $12,873           100.0%       $ 15,366        100.0%
                                      =======           =====        ========        =====

                                                     Number of Transactions
                                      ----------------------------------------------------
                                               1995                           1994
                                      ------------------------        --------------------
New Equipment Leases                      168            86.6%            219         77.1%
Re-Leased Equipment                        26            13.4%             65         22.9%
                                          ---           -----             ---        -----
       TOTAL                              194           100.0%            284        100.0%
                                          ===           =====             ===        =====

Sales-Type Leases                         137            70.6%            181         63.7%
Direct Finance Leases                      40            20.6%             76         26.8%
Operating Leases                           17             8.8%             27          9.5%
                                          ---           -----             ---        -----
       TOTAL                              194           100.0%            284        100.0%
                                          ===           =====             ===        =====

     For the three months ended April 30, 1995, aggregate leasing revenues declined $0.8 million (4%) from the comparable peiod in the prior year. The decline is attributable to reduced revenues of $1.9 million resulting from the sale of LDI's Canadian leasing subsidiary in May 1994 and decreases in finance income and operating lease rental of $2.3 million and $1.5 million, respectively; offset partially by an increase in sales-type lease revenues of $4.9 million. The decreases in finance income and operating lease rentals are primarily attributable to the decrease in the leased asset portfolio and lower amounts of short-term PC rental revenues. The increase in sales-type lease revenues resulted from an unusually low mix of sales-type leases originated during the quarter ended April 30, 1994 as compared to the current period and historical trends.

     Costs of leasing were approximately the same as those of the prior period but increased as a percentage of leasing revenue by 2%. The percentage increase is primarily attributable to a decline in finance income during the current period. These revenues bear no direct costs of leasing. Consequently, when these revenues account for a smaller portion of the overall revenue mix, costs of leasing as a percentage of total revenue tend to increase. Cost of new leased equipment increased $1.5 million while the cost of re-leased equipment declined $4.0 million from the prior year's quarter. The decrease in the amount of previously leased equipment costs as compared to the quarter ended April 30, 1994 also contributed to the lower gross margin percentage as these leases typically have higher profit margins than new equipment leases.

DIRECT SALES:

     A summary of the operating results from direct sales for the three months ended April 30, 1995 and 1994 is as follows:

                                                                  Restructured                Reported
                                   Core Operations(1)             Operations(2)             Operations(2)
                                   --------------------        -------------------       -------------------
(Dollars in Thousands)                 1995       1994           1995        1994           1995       1994
- ----------------------             --------------------        -------------------       -------------------
Direct Sales                        $ 10,694     $8,494          --       $ 15,555       $ 10,694   $ 24,049
Cost of Direct Sales                   8,908      7,247          --         13,330          8,908     20,577
                                    -------------------        -------------------       -------------------
Gross Sales Margins                 $  1,786     $1,247          --       $  2,225       $  1,786   $  3,472
                                    ===================        ===================       ===================
Percent of Sales                       16.7%      14.7%          --          14.3%          16.7%      14.4%

(1) Core operations include: Leasing Services, Technology Services, and PC Rentals which were identified in the strategic plan as those product

(2) Restructured operations include the results of business units which are, for financial statement presentation purposes only, considered to be a part of reported operations. As discussed in Note 8 of Notes to Consolidated Financial Statements, the restructured operations were either sold or substantially liquidated during the year ended January 31, 1995.

     Core operations' direct sales for the three months ended April 30, 1995 increased approximately $2 million (26.0%) from the prior year's quarter. This increase resulted primarily from incremental sales of off-lease equipment to existing lease customers. The 2% gross sales margin increase is primarily the result of such incremental sales, which normally have a higher gross margin percentage than sales to dealers, brokers, or other third parties.

TECHNICAL SERVICES:

     A summary of the operating results from technical services for the three months ended April 30, 1995 and 1994 is as follows:

(In Thousands)                      1995                 1994
- -----------------------------------------------------------------
Services Revenues            $         3,234     $          3,923
Cost of Services                       1,715                2,264
                             ---------------     ----------------
Gross Margin                 $         1,519     $          1,659
                             ===============     ================
Percent of Revenues                    47.0%                42.3%

     For the three months ended April 30, 1995, technical services revenues decreased by 18% from the prior year's first quarter. The revenue decline reflects a decrease in the Company's technical services revenue base as well as a trend toward lower per unit maintenance revenue associated with the decreasing cost of new computer and related equipment.

     The gross margin percentage increased 4.7%, reflecting lower labor and parts costs incurred during the current period.

INTEREST EXPENSE:

     For the three months ended April 30, 1995, interest expense decreased by 9.5% from the prior year's quarter, primarily as a result of a $116 million (26%) reduction in the average amount of outstanding debt offset by an increase in the average rate of interest.

DEBT FINANCING FEES:

     Debt financing fees increased during the quarter ended April 30, 1995 by 181% primarily due to amortization of fees associated with the revolving credit facility and term notes discussed in Note 5.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

     For the three months ended April 30, 1995, selling, general, and administrative expenses declined by $3.1 million (36%) from the comparable quarter in the prior year. The reduction was due primarily to the effect of the sale of the restructured businesses ($2.3 million) and the implementation of cost reduction programs.

INCOME TAXES:

     The effective income tax benefit rate for continuing operations for the three months ended April 30, 1995 was 40% and is consistent with the comparable prior year's period.

                           PART II - OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS.  The following Exhibits are filed herewith:

Exhibit No.    Description of Exhibit
- -----------    ----------------------
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

Exhibit No.    Description of Exhibit
- -----------    ----------------------
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

Exhibit No.    Description of Exhibit
- -----------    ----------------------
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

4.23 Consent, Waiver and Amendment No. 1 dated as of January 20, 1995 to Second Amendment and Restated Credit Agreement dated July 29,
               1994 (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

4.24           Amendment No. 2 dated as of March 10, 1995 to Second Amended and
               Restated Credit Agreement dated July 29, 1994 (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No.
               0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

4.25           Amendment No. 3 dated as of April 28, 1995 to Second Amended and
               Restated Credit Agreement dated July 29, 1994 (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No.
               0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

4.26           Letter Amendment dated as of April 28, 1995 to Note Purchase
               Agreement dated August 31, 1989, among registrant, Northwestern
               National Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's
               Annual Report on Form 10-K (No. 0-15994) for the year ended
               January 31, 1995, and incorporated herein by reference.)

4.27           Amendment No. 4 dated as of May 15, 1995 to Second Amended and
               Restated Credit Agreement dated July 29, 1994 (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No.
               0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

4.28           Letter Amendment dated as of May 15, 1995 to Note Purchase
               Agreement dated August 31, 1989, among registrant, Northwestern
               Mutual Life Insurance Company and the other parties listed in Appendix I thereto (Included as an exhibit to the Registrant's
               Annual Report on Form 10-K (No. 0-15994) for the year ended
               January 31, 1995, and incorporated herein by reference.)

4.29 Amendment dated April 27, 1995, to Note Purchase Agreement dated as of July 2, 1991, between registrant and Olympus Private
               Placement Fund, L.P. (Included as an exhibit to the Registrant's
               Annual Report on Form 10-K (No. 0-15994) for the year ended
               January 31, 1995, and incorporated herein by reference.)

4.30           Amendment No. 5 dated as of May 31, 1995 to Second Amended and
               Restated Credit Agreement dated July 29, 1994.

4.31           Letter Amendment dated as of May 31, 1995 to Note Purchase
               Agreement dated August 31, 1989, among registrant, Northwestern
               Mutual Life Insurance Company and the other parties listed in Appendix I thereto.

4.32 Amendment dated May 25, 1995, to Note Purchase Agreement dated as of July 2, 1991, between registrant and Olympus Private Placement
               Fund, L.P.

4.33           Waiver agreement dated June 9, 1995 under Lease Receivables
               Purchase and Contribution Agreement dated as of October 7, 1994, between LDI Lease Receivables Funding Corp. and Registrant.

Exhibit No.    Description of Exhibit
- -----------    ----------------------
 4.34          Amendment No. 6 dated as of June 15, 1995 to Second Amended and Restated Credit Agreement dated July 29, 1994.

 4.35          Letter Amendment dated as of June 15, 1995 to Note Purchase
               Agreement dated August 31, 1989, among registant, Northwestern
               Mutual Life Insurance Company and the other parties listed in Appendix I thereto.

10.01 1995 Non-Employee Directors' Stock Option Plan (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No.
               0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

10.02 Amended and Restated Employee Stock Option Plan (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No.
               0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

11.01          Computation of Earnings Per Share for the quarter ended April 30,
               1995.

27.01          Financial Data Schedules as required under the Securities &
               Exchange Commission EDGAR rule release effective for EDGAR filings submitted on or after September 1, 1994.

       (b) REPORTS ON FORM 8-K. On March 22, 1995, the Registrant filed a report on Form 8-K with respect to certain special charges to be recorded as of January 31, 1995.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LDI CORPORATION

Date: June 14, 1995             By:   /s/  Frank G. Skedel
                                      --------------------
                                      Frank G. Skedel, Executive Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary