Form 10-Q
period 1995-07-31
LDI CORP
filed 1995-09-14
CIK 814500

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                --------------

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1995
                                -------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


                        Commission File Number:  0-15994
                                                 -------

                                LDI CORPORATION
              -----------------------------------------------------
             (exact name of registrant as specified in its charter)

              DELAWARE                                 31-1179824
              --------                                 ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     4770 Hinckley Industrial Parkway, Cleveland, Ohio             44109-6096
     -------------------------------------------------             ----------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (216) 661-5400
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

               6,763,957 shares of Common Stock, $.01 par value,
                             as of August 31, 1995

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        LDI CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994
                 (Amounts in Thousands, Except Per Share Data)


====================================================================================================================
                                                                                   1995                    1994
                 REVENUES:                                                 ------------------     ------------------
                      Leasing..........................................     $        17,329         $        31,117
                      Direct sales.....................................              11,970                  12,380
                      Technical services...............................               3,055                   3,962
                      Equity in earnings of 50% owned affiliate........                 286                     172
                      Other............................................                 600                     280
                                                                            ---------------         ---------------
                           Total.......................................              33,240                  47,911
                                                                            ---------------         ---------------
                 COSTS AND EXPENSES:
                      Leasing..........................................               8,851                  19,845
                      Direct sales.....................................              10,598                  10,812
                      Technical services...............................               1,666                   2,077
                      Interest.........................................               6,420                   7,414
                      Debt financing fees..............................               2,032                     732
                      Selling, general, and administrative.............               5,665                   5,674
                                                                            ---------------         ---------------
                           Total.......................................              35,232                  46,554
                                                                            ---------------         ---------------

                 EARNINGS (LOSS) FROM CONTINUING
                    OPERATIONS BEFORE INCOME TAXES.....................             (1,992)                   1,357


                 Income tax expense....................................                   -                     516
                                                                            ---------------         ---------------
                 EARNINGS (LOSS) FROM CONTINUING OPERATIONS............             (1,992)                     841

                 Loss from discontinued operations, net of
                       income tax benefit of $1,888....................                   -                 (3,081)
                                                                            ---------------         ---------------
                 NET EARNINGS (LOSS)...................................     $       (1,992)         $       (2,240)
                                                                            ===============         ===============

                 EARNINGS (LOSS) PER PRIMARY SHARE:
                 Continuing operations.................................     $         (.30)         $           .12
                 Discontinued operations...............................                   -                   (.46)
                                                                            ---------------         ---------------
                 NET EARNINGS (LOSS)...................................     $         (.30)         $         (.34)
                                                                            ===============         ===============

                 Average shares outstanding............................              6,747                   6,727
                                                                            ===============         ===============

NOTE: Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

See the accompanying notes to consolidated financial statements.


                        LDI CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994
                 (Amounts in Thousands, Except Per Share Data)


================================================================================================================
                                                                                  1995                   1994
                 REVENUES:                                                  -------------           ------------
                      Leasing.......................................        $      37,165           $     51,792
                      Direct sales..................................               22,664                 36,429
                      Technical services............................                6,289                  7,885
                      Equity in earnings of 50% owned affiliate.....                  536                    379
                      Other.........................................                1,147                    463
                                                                            -------------           ------------
                           Total....................................               67,801                 96,948
                                                                            -------------           ------------

                 COSTS AND EXPENSES:
                      Leasing.......................................               20,018                 31,088
                      Direct sales..................................               19,506                 31,389
                      Technical services............................                3,381                  4,341
                      Interest......................................               13,134                 14,833
                      Debt financing fees...........................                3,201                  1,148
                      Selling, general, and administrative..........               11,051                 14,142
                                                                            -------------           ------------
                           Total....................................               70,291                 96,941
                                                                            -------------           ------------



                 EARNINGS (LOSS) FROM CONTINUING
                    OPERATIONS BEFORE INCOME TAXES..................               (2,490)                     7

                 Income tax expense  (benefit)......................                 (199)                     3
                                                                            -------------           ------------
                 EARNINGS (LOSS) FROM CONTINUING OPERATIONS.........               (2,291)                     4

                 Loss from discontinued operations, net of
                      income tax benefit of $1,888..................                    -                 (3,081)
                                                                            -------------           ------------
                 NET EARNINGS (LOSS)................................         $     (2,291)           $    (3,077)
                                                                            =============           ============

                 EARNINGS (LOSS) PER PRIMARY SHARE:
                 Continuing operations..............................         $       (.34)           $         -
                 Discontinued operations............................                    -                   (.46)
                                                                            -------------           ------------
                 NET EARNINGS (LOSS)................................         $       (.34)           $      (.46)
                                                                            =============           ============
                 Average shares outstanding.........................                6,737                  6,727
                                                                            =============           ============

NOTE:  Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 JULY 31, 1995 (Unaudited) AND JANUARY 31, 1995
                             (Dollars in Thousands)


===============================================================================================================================
                                                                                               July 31,             January 31,
                                                                                                 1995                  1995
                                                                                         ----------------      ----------------
                  ASSETS
                  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $         12,578      $         11,744
                  Receivables - net of allowance for doubtful accounts  . . . . . .                19,469                23,244
                  Inventory held for lease or sale  . . . . . . . . . . . . . . . .                12,372                10,933
                  Leased assets:
                    Capital leases  . . . . . . . . . . . . . . . . . . . . . . . .               261,743               311,478
                    Operating leases - net of accumulated depreciation of $28,339
                       and $22,120  . . . . . . . . . . . . . . . . . . . . . . . .                31,424                37,610
                  Land, buildings, equipment and furniture - net of accumulated   .
                    depreciation of $9,063 and $8,062 . . . . . . . . . . . . . . .                11,853                12,715
                  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                17,091                19,185
                                                                                         ----------------      ----------------
                           Total  . . . . . . . . . . . . . . . . . . . . . . . . .      $        366,530      $        426,909
                                                                                         ================      ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  LIABILITIES:
                  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $          9,271      $         13,008
                  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                 7,616                 5,553
                  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                85,165               107,855
                  Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . .                10,000                10,000
                  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                 3,721                 3,933
                  Nonrecourse lease financing . . . . . . . . . . . . . . . . . . .               195,039               227,574
                  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                 6,375                 7,391
                                                                                         ----------------      ----------------
                           Total liabilities  . . . . . . . . . . . . . . . . . . .               317,187               375,314
                                                                                         ----------------      ----------------


                  SHAREHOLDERS' EQUITY:
                  Common stock, par value of $.01 - 20,000,000 shares   . . . . . .
                    authorized; 6,865,484 and 6,828,984 shares issued . . . . . . .                    69                    68
                  Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                45,035                44,997
                  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                 5,499                 7,790
                  Treasury shares at cost - 101,527 shares  . . . . . . . . . . . .               (1,260)               (1,260)
                                                                                         ----------------      ----------------
                           Total shareholders' equity . . . . . . . . . . . . . . .                49,343                51,595
                                                                                         ----------------      ----------------
                            Total   . . . . . . . . . . . . . . . . . . . . . . . .      $        366,530      $        426,909
                                                                                         ================      ================

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

                        LDI CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994
                             (Dollars in Thousands)


===========================================================================================================================
                                                                                                 1995                1994
                                                                                          -------------       -------------
                  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                    Net earnings (loss) from continuing operations  . . . . . . . .       $      (2,291)      $            4
                    Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
                      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .                9,107              10,837
                      Deferred income taxes   . . . . . . . . . . . . . . . . . . .                (199)             (2,280)
                      Additions to capital leases   . . . . . . . . . . . . . . . .             (37,377)            (49,276)
                      Principal portion of lease rentals received   . . . . . . . .               87,112              89,824
                      Purchases of inventory for resale  . . . . . . . . . . . . ..              (7,069)            (30,886)
                      Sales, transfers, and disposals of inventory and equipment  .               28,422              84,591
                      Change in accounts receivable  . . . . . . . . . . . . . . ..                3,775               5,407
                      Change in accounts payable   . . . . . . . . . . . . . . . ..              (3,737)             (9,744)
                      Change in accrued expenses and other liabilities   . . . . ..                1,095             (4,267)
                      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . ..                2,081               (462)
                                                                                           -------------       -------------
                    Cash provided by continuing operations  . . . . . . . . . . . .               80,919              93,748
                                                                                           -------------       -------------
                     Discontinued operations:
                        Net loss from discontinued operations . . . . . . . . . . .                    -             (3,081)
                     Change in assets and liabilities of discontinued operations  .                    -              11,660
                    Cash provided by discontinued operations  . . . . . . . . . . .                  -0-               8,579
                                                                                           -------------       -------------
                       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .               80,919             102,327
                                                                                           -------------       -------------

                  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
                    Purchases of equipment for lease  . . . . . . . . . . . . . . .             (24,631)            (51,528)
                    Purchases of land, buildings, equipment and furniture   . . . .                (219)               (852)
                    Proceeds from sale of businesses, properties and other assets                      -               8,226
                                                                                           -------------       -------------
                       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (24,850)            (44,154)
                                                                                           -------------       -------------


                  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
                    Proceeds from nonrecourse lease financing   . . . . . . . . . .               42,193               60,591
                    Payments on nonrecourse lease financing   . . . . . . . . . . .             (74,727)             (82,661)
                    Net repayments of senior recourse debt facilities   . . . . . .             (22,689)             (35,200)
                    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (12)                 (72)
                                                                                           -------------       -------------
                       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (55,235)             (57,342)
                                                                                           -------------       -------------


                  Increase in Cash and Cash Equivalents . . . . . . . . . . . . . .                  834                 831
                  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . .               11,744               8,972
                                                                                           -------------       -------------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . .       $       12,578      $        9,803
                                                                                           =============       =============

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JULY 31, 1995 (UNAUDITED) AND
                      FOR THE YEAR ENDED JANUARY 31, 1995
                             (Dollars in Thousands)


===================================================================================================================================
                                                                                                       Common
                                                                      Additional                      stock in           Total
                                                          Common        paid-in       Retained       treasury at      shareholders'
                                                          stock         capital       earnings          cost             equity
                                                      ---------       ----------    ---------       ----------          ---------
                 BALANCE AT FEBRUARY 1, 1994          $      68        $  44,922     $ 26,354        $ (1,260)           $ 70,084

                 Net loss  . . . . . . . . . .                                        (18,564)                            (18,564)

                 Compensation expense under
                    stock award plan   . . . .                                75                                               75
                                                      ---------       ----------    ---------       ----------          ---------
                 BALANCE AT JANUARY 31, 1995 .               68           44,997        7,790          (1,260)             51,595

                 Net loss  . . . . . . . . . .                                         (2,291)                             (2,291)

                 Compensation expense under
                    stock award plans . . . ..                1               38                                               39
                                                      ---------       ----------    ---------       ----------          ---------
                 BALANCE AT JULY 31, 1995  . .        $      69        $  45,035     $  5,499        $ (1,260)           $ 49,343
                                                      =========       ==========    =========       ==========          =========


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

2.       RECEIVABLES

                                                                   July 31,             January 31,
                                                                     1995                  1995
                                                                 --------------        --------------
                 Trade accounts  . . . . . . . . . . . .         $     14,623          $    19,351
                 Trade notes . . . . . . . . . . . . . .                6,447                7,688
                 Other . . . . . . . . . . . . . . . . .                2,067                2,209
                 Allowance for doubtful accounts . . . .               (3,668)              (6,004)
                                                                 --------------        --------------
                 Net receivables . . . . . . . . . . . .         $     19,469          $    23,244
                                                                 ==============        ==============


3.       ACCRUED AND OTHER LIABILITIES

                                                                   July 31,           January 31,
                                                                     1995                 1995
                                                                 --------------        --------------
                 Accrued liabilities consist of:

                 Compensation  . . . . . . . . . . . . .         $      1,876          $     2,189
                 Interest  . . . . . . . . . . . . . . .                  689                1,078
                 Debt financing fees . . . . . . . . . .                1,422                    -
                 Sales tax . . . . . . . . . . . . . . .                  329                  354
                 Other . . . . . . . . . . . . . . . . .                3,300                1,932
                                                                 --------------        --------------
                 Total . . . . . . . . . . . . . . . . .         $      7,616          $     5,553
                                                                 ==============        ==============

                 Other liabilities consist of:

                 Customer rental prepayments . . . . . .         $      2,677          $     3,668
                 Deferred revenues . . . . . . . . . . .                2,461                1,724
                 Other . . . . . . . . . . . . . . . . .                1,237                1,999
                                                                 --------------        --------------
                 Total . . . . . . . . . . . . . . . . .         $      6,375          $     7,391
                                                                 ==============        ==============


4.       NOTES PAYABLE

                                                                   July 31,           January 31,
                                                                     1995                 1995
                                                                 --------------        --------------
                 Revolving credit facilities . . . . . .         $     55,865          $   100,307
                 Term loans and notes  . . . . . . . . .               29,300                7,548
                                                                 --------------        --------------
                 Total . . . . . . . . . . . . . . . . .         $     85,165          $   107,855
                                                                 ==============        ==============

   Effective July 21, 1995, the Company entered into a new revolving credit and term loan agreement with its senior lenders. The new facility, which refinanced all of the Company's then outstanding senior secured recourse debt, consists of a revolving credit commitment in the initial amount of $74.3 million and term loans in the amount of $29.3 million, all of which mature on January 31, 1997. The interest rate on the revolving credit borrowings is equal to the prime rate plus 1% and the interest rate on the term loans is equal to the prime rate minus 1%. The revolving credit commitment will reduce on a quarterly basis to a total commitment of not more than $47.3 million during the last three months of the commitment period. The new facility is secured by substantially all of the Company's unencumbered assets.

   At July 31, 1995, $90.2 million was outstanding under this facility. Subsequent to July 31, 1995, $5.0 million of the revolving credit borrowings were financed on a nonrecourse basis. Accordingly, these amounts have been included in nonrecourse lease financing at July 31, 1995.

   Under the terms of the refinancing, the Company committed to pay fees and expenses substantially in excess of those payable under the former loan agreements. At the closing of the refinancing, the Company was required to pay agent fees of $0.7 million, participant fees of $0.8 million, professional fees of approximately $1.3 million and an initial development fee of $0.5 million. Additional agent and participant fees totaling $1.2 million will be payable on specified dates if the facility is in place until January 31, 1997.

   Additional development fees in the amount of $1.0 million per quarter
($7.0 million over the term of the facility) accrue beginning on the closing date of the loan agreement and thereafter on the first day of each fiscal quarter. The Company will have the right to reduce such fees by refinancing the facility with another lender or group of lenders prior to its maturity date or by otherwise repaying the outstanding borrowings more quickly than required by the agreement. However, at least $2.1 million of such fees will be payable, regardless of the amount of amortization, if the facility is in place until January 31, 1997. All accrued and unpaid development fees, as so reduced, are payable on the earlier of January 31, 1997 or the repayment in full of the loans.

   The loan agreement contains certain covenants, including an earnings covenant and a covenant concerning the ratio of outstanding borrowings to collateral values. The covenants also prohibit the payment of cash dividends.

   Management believes that cash generated from operations, borrowings under the new senior credit facility and financing from existing nonrecourse programs and other sources will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs. However, the substantial principal amortization and debt financing fee payments under the new senior recourse debt agreement may require that additional liquidity be generated through other sources including, but not restricted to, the sale of various other assets.

5.       NONRECOURSE LEASE FINANCING

                                                                            July 31,         January 31,
                                                                              1995              1995
                                                                            -----------      ----------
                 Financial institutions  . . . . . . . . . . .                $  96,486      $  119,365
                 Commercial paper  . . . . . . . . . . . . . .                   98,553         108,209
                                                                            -----------      ----------
                 Total . . . . . . . . . . . . . . . . . . . .                $ 195,039      $  227,574
                                                                            ===========      ==========f


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

   Under one of the programs, the Company sold lease receivables to a wholly owned special purpose corporation that issues commercial paper backed by an annually renewing five year letter of credit. At July 31, 1995, $17.4 million of commercial paper was outstanding under this program. Effective May 1, 1994, the letter of credit under this program was not extended, however, leases funded previously continue to amortize under the terms of the existing agreement.

   A second securitized program provides for the financing of lease receivables through an independent special purpose corporation which issues commercial paper. This program is backed by a surety bond. The availability to finance under this program was increased from $75 million to $125 million during the fiscal year ended January 31, 1995. Effective with the completion of the increase, the program began operating through a wholly owned subsidiary of the Company to which the Company sells lease receivables and transfers the related equipment. The subsidiary then transfers the receivables to the independent corporation to support the issuance of commercial paper, which is nonrecourse to the Company. At July 31, 1995, $81.2 million of commercial paper was outstanding under this program.

6.       SUBORDINATED NOTES

   The Company has $10.0 million of subordinated notes maturing in August 2000. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8 at July 31, 1995, which declines ratably to par in August 1999.

   The Company also issued a total of 1,574,803 warrants in conjunction with these notes. Each warrant is exercisable by the holder through August 15, 1996, for one share of the Company's common stock at $6.35 per share. The exercise price is subject to adjustment for stock dividends, splits and certain other issuances of common stock.

   The Company and the holder of the notes have agreed in principle to amend the notes and related note purchase agreement to increase the interest rate on the notes from 9.375 percent to 12.75 percent per annum, to change interest payment dates from semi-annual to quarterly and to amend the financial covenants. Pending the execution of a definitive amendment, noncompliance by the Company with certain of the existing financial covenants has been waived by the holder of the notes. The amendment will be subject to certain conditions precedent, including the approval of the amendment by the Company's senior lenders.

7.        RESTRUCTURED OPERATIONS

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

8.       DISCONTINUED OPERATIONS

   During the year ended January 31, 1995, the Company (1) completed the liquidation and closing of its retail computer superstores; (2) completed the liquidation and closing of its retail PC outlet stores; (3) sold certain assets of its software distribution business; and (4) sold certain assets and transferred certain liabilities of its catalog distribution business.

   During the second quarter ended July 31, 1994, the Company recorded a loss from discontinued operations of $5.0 million (after tax $3.1 million). This loss, which was in addition to amounts accrued in the prior fiscal year, was related to incremental costs for the liquidation and closing of the Company's retail computer superstores and retail PC outlets.

9.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         Six Months Ended July 31
                                                         -------------------------
                                                            1995            1994
                                                           -----         -------
                 Cash paid for:
                   Interest........................     $   16,323     $   15,050
                   Income taxes....................     $       10     $       35


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LDI CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         Six Months Ended July 31, 1995


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

   The Company enters into interest rate swap and cap agreements to manage exposure to changes in interest rates for portions of its recourse and nonrecourse debt. The agreements generally involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts. At July 31, 1995, the Company had a total of $290 million of recourse and nonrecourse interest-bearing obligations, of which $187 million were on a floating rate basis. Of the total floating rate financings, $96 million were converted to fixed rate financing through interest rate swap agreements and $19 million were subject to interest rate ceilings through interest rate cap agreements.

   During the six months ended July 31, 1995, cash generated from operating activities was $81 million as compared to $102 million for the period ended July 31, 1994. This $21 million decrease is attributable primarily to the following: decrease in cash inflows from the sale or disposal of inventory and off-lease equipment ($56 million); lower cash outflows for purchases of inventory for resale ($24 million), and a reduction in cash inflows from changes in assets and liabilities of discontinued operations ($9 million).
Cash used in investing activities was $25 million for the period ended July 31, 1995 as compared to $44 million for the period ended July 31, 1994. This decrease of $19 million was due to a $27 million reduction in equipment purchased for lease offset by a decrease in proceeds from the sale of businesses, properties and other assets of $8 million. Cash used in financing activities was $55 million for the period ended July 31, 1995 as compared to $57 million for the period ended July 31, 1994.

   As discussed in Note 4 of Notes to Consolidated Financial Statements, effective July 21, 1995, the Company entered into a new revolving credit and term loan agreement with its senior lenders. The new facility, which refinanced all of the Company's then outstanding senior secured recourse debt, consists of a revolving credit commitment in the initial amount of $74.3 million and term loans in the amount of $29.3 million, all of which mature on January 31, 1997. The interest rate on the revolving credit borrowings is equal to the prime rate plus 1% and the interest rate on the term loans is equal to the prime rate minus 1%. The revolving credit commitment will reduce on a quarterly basis to a total commitment of not more than $47.3 million during the last three months of the commitment period. The new facility is secured by substantially all of the Company's unencumbered assets.

   Management believes that cash generated from operations, borrowings under the new senior credit facility and financing from existing nonrecourse programs and other sources will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs. However, the substantial principal amortization and debt financing fee payments under the new senior recourse debt agreement may require that additional liquidity be generated through other sources including, but not restricted to, the sale of various other assets.

   The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

                        LDI CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      Three Months Ended July 31, 1995 as
                Compared to the Three Months Ended July 31, 1994

================================================================================

LEASING:

         A summary of the operating results from leasing for the three months ended July 31, 1995 and 1994 is as follows:

                 (Dollars in Thousands)                      1995                1994
                 -------------------------------------------------------------------------
                 Leasing Revenues                     $       17,329     $         31,117
                 Cost of Leasing                               8,851               19,845
                                                    -----------------   ------------------
                 Gross Leasing Margin                 $        8,478     $         11,272
                                                    =================   ==================
                 Percent of Revenue                            48.9%                36.2%

   A summary of new leasing activity, which is a measure of business volume, for the three months ended July 31, 1995, and 1994, is as follows:

                                                                  COST OF LEASED EQUIPMENT
                                                  ------------------------------------------------------
                                                            1995                         1994
                                                  --------------------------    ------------------------
                 New Equipment Leases             $  12,047            95.7%      $ 22,782         89.3%
                 Re-Leased Equipment                    537             4.3%         2,738         10.7%
                                                  ---------       ----------      ---------    ----------
                        TOTAL                     $  12,584           100.0%      $ 25,520        100.0%
                                                  =========       ==========      =========    ==========

                 Sales-Type Leases                $   3,362            26.7%      $ 14,173         55.5%
                 Direct Finance Leases                8,004            63.6%         9,996         39.2%
                 Operating Leases                     1,218             9.7%         1,351          5.3%
                                                  ---------       ----------      ---------    ----------
                        TOTAL                     $  12,584           100.0%      $ 25,520        100.0%
                                                  =========       ==========      =========    ==========


                                                                   NUMBER OF TRANSACTIONS
                                                  --------------------------------------------------------
                                                             1995                          1994
                                                  --------------------------    --------------------------
                 New Equipment Leases                    138           79.3%           259           83.0%
                 Re-Leased Equipment                      36           20.7%            53           17.0%
                                                   ---------      ----------      ---------     ----------
                        TOTAL                            174          100.0%           312          100.0%
                                                   =========      ==========      =========      ==========

                 Sales-Type Leases                       113           64.9%           203           65.0%
                 Direct Finance Leases                    43           24.7%            86           27.6%
                 Operating Leases                         18           10.4%            23            7.4%
                                                   ---------      ----------      ---------     ----------
                        TOTAL                            174          100.0%           312          100.0%
                                                   =========      ==========      =========     ==========



       For the three months ended July 31, 1995, aggregate leasing revenues declined $13.8 million (44.3%) from the same period in the prior year. Leasing revenues consist of sales-type lease revenues and finance income and operating lease revenues, both of which declined during the period. The decrease in sales-type lease revenues ($10.9 million) was primarily the result of two factors: lower volume of equipment placed on sales-type leases during the three months ended July 31, 1995 as compared to the same period of the prior year and a change in the mix of new lease originations. The decrease in finance income and operating lease revenues ($2.9 million) was principally due to the reduction ($110.0 million or 26.3%) in average leased assets of the Company for the three months ended July 31, 1995 as compared to the prior year period.

       Gross leasing margin percentage increased from 36.2% for the three months ended July 31, 1994 to 48.9% for the most recent three month period. This margin increase is due to finance income constituting a higher proportion of leasing revenues in the current quarter as compared to the prior year. There are no leasing costs directly related to finance income. Consequently, when these revenues account for a larger portion of the overall revenue mix, costs of leasing as a percentage of total revenue tend to decrease, resulting in a corresponding favorable increase in the realized gross leasing margin percentage.

DIRECT SALES:

   A summary of the operating results from direct sales for the three months ended July 31, 1995 and 1994 is as follows:

                                                                               Restructured                Reported
                                                  Core Operations (1)          Operations (2)            Operations (2)
                                                  -------------------          --------------            --------------
                 (Dollars in Thousands)           1995       1994             1995       1994         1995       1994
                 ------------------------        --------------------       -------------------     --------------------
                 Direct Sales                      $11,970     $9,114          -        $3,266       $ 11,970  $  12,380
                 Cost of Direct Sales               10,598      7,960          -         2,852         10,598     10,812
                                                 --------------------       -------------------     --------------------
                 Gross Sales Margins              $  1,372     $1,154          -        $  414       $  1,372  $   1,568
                                                 ====================       ===================     ====================
                 Percent of Sales                    11.5%      12.7%          -         12.7%          11.5%      12.7%

(1) Core operations include Leasing Services, Technology Services, and PC Rentals, which were identified in the strategic plan as those product lines that constitute the ongoing business of the Company.

(2) Restructured operations include the results of business units which are, for financial statement presentation purposes only, considered to be a part of reported operations. As discussed in Note 7 of Notes to Consolidated Financial Statements, the restructured operations were either sold or substantially liquidated during the year ended January 31, 1995.

   Core operations' direct sales for the three months ended July 31, 1995 increased approximately $2.8 million (31.3%) from the prior year's period.
This increase resulted primarily from a $6.5 million sale of certain leases in a single transaction. The lower gross sales margin associated with this transaction was the primary reason for the 1.2% decrease in the core operations gross sales margin percentage.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the three months ended July 31, 1995 and 1994 is as follows:

                 (In Thousands)                    1995                1994
                 ----------------------------------------------------------------
                 Services Revenues          $        3,055      $        3,962
                 Cost of Services                    1,666               2,077
                                            --------------      --------------
                 Gross Margin               $        1,389      $        1,885
                                            ==============      ==============
                 Percent of Revenues                 45.5%               47.6%

   For the three months ended July 31, 1995, technical services revenues decreased by 22.9% from the prior year's second quarter. The revenue decline reflects a decrease in the Company's technical services revenue base and lower per unit maintenance revenues as the cost of new computers and peripherals have declined.

   The gross margin percentage decreased 2.1% reflecting overall higher cost relationships in proportion to the decrease in the Technical Services revenue base. Competitive market conditions also continue to pressure pricing decisions and have resulted in some erosion of gross sales margins.

INTEREST EXPENSE:

   For the three months ended July 31, 1995, interest expense decreased by 13.4% from the prior year's quarter, primarily as a result of a $110.5 million (26.6%) reduction in the average amount of outstanding debt offset by an increase in the average rate of interest.

DEBT FINANCING FEES:

   Debt financing fees increased during the quarter ended July 31, 1995 by $1.3 million (177.6%) primarily due to amortization of fees associated with the new senior secured credit facility discussed in Note 4 of Notes to Consolidated Financial Statements. Approximately $0.7 million of the fees accrued at July 31, 1995 can be recovered as described in Note 4.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

                                                                           Three months ended July 31
                                                                           --------------------------
                                                                              1995            1994
                                                                              ----            ----
                 Selling, general, and administrative expense                $5.4             $6.9
                 Addition to allowance for doubtful accounts                  0.7              0.1
                 Capitalized initial direct costs                            (0.4)            (0.9)
                 Adjustment of prior year pension accrual                      -              (0.4)
                                                                           ---------       ----------
                   Reported selling, general, and administrative expense     $5.7             $5.7
                                                                           =========       ==========


   Excluding the effects detailed above for changes in allowance for doubtful accounts, initial direct costs and pension accrual adjustment, selling, general, and administrative expense decreased $1.5 million (21.7%) in the quarter ended July 31, 1995 compared to the prior year's second quarter. The decrease is due primarily to head count reductions and facilities consolidation instituted as part of the Company's strategic plan.

INCOME TAXES:

   As of January 31, 1995, the Company had investment tax credits for income tax purposes of $2.9 million and tax loss carryforwards for income tax purposes of $88.3 million.

   During the quarter ended July 31, 1995 the Company recorded a valuation reserve of $0.9 million against the deferred tax asset. The reserve relates to the portion of the tax credit carryforwards that management does not believe will be utilized prior to expiration. The decision to record this valuation reserve was based in part on revised income projections for continuing operations. Before recording this reserve, the effective tax benefit rate for the quarter ended July 31, 1995 was 38%, which was comparable to the prior year period.

                        LDI CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       Six Months Ended July 31, 1995 as
                 Compared to the Six Months Ended July 31, 1994


LEASING:

         A summary of the operating results from leasing for the six months ended July 31, 1995 and 1994 is as follows:

================================================================================
                 (Dollars in Thousands)                      1995                1994
                 ------------------------------------------------------------------------
                 Leasing Revenues                     $       37,165     $         51,792
                 Cost of Leasing                              20,018               31,088
                                                      --------------     ----------------
                 Gross Leasing Margin                 $       17,147     $         20,704
                                                      ==============     ================
                 Percent of Revenue                            46.1%                40.0%

   A summary of new leasing activity, which is a measure of business volume, for the six months ended July 31, 1995, and 1994, is as follows:

                                                                COST OF LEASED EQUIPMENT
                                                  -----------------------------------------------------
                                                            1995                        1994
                                                  -----------------------------------------------------
                 New Equipment Leases             $  24,631            96.8%      $ 33,826        82.7%
                 Re-Leased Equipment                    826             3.2%         7,060        17.3%
                                                  ----------       -----------   -----------   --------
                        TOTAL                     $  25,457           100.0%      $ 40,886       100.0%
                                                  ==========       ===========   ===========   ========

                 Sales-Type Leases                $   9,531            37.4%      $ 15,482        37.9%
                 Direct Finance Leases               11,881            46.7%        20,262        49.6%
                 Operating Leases                     4,045            15.9%         5,142        12.5%
                                                  ----------       -----------   -----------   --------
                        TOTAL                     $  25,457           100.0%      $ 40,886       100.0%
                                                  ==========       ===========   ===========   ========


                                                                        NUMBER OF TRANSACTIONS
                                                        -----------------------------------------------------
                                                                1995                        1994
                                                        -------------------------    ------------------------
                 New Equipment Leases                         306           83.2%            478       80.2%
                 Re-Leased Equipment                           62           16.8%            118       19.8%
                                                       ----------     -----------    -----------   ---------
                        TOTAL                                 368          100.0%            596      100.0%
                                                       ==========     ===========    ===========   =========

                 Sales-Type Leases                            250           67.9%            384       64.4%
                 Direct Finance Leases                         83           22.6%            162       27.2%
                 Operating Leases                              35            9.5%             50        8.4%
                                                       ----------     -----------    -----------   ---------
                        TOTAL                                 368          100.0%            596      100.0%
                                                       ==========     ===========    ===========   =========



       For the six months ended July 31, 1995, aggregate leasing revenues declined $14.6 million (28.2%) from the same period in the prior year. Leasing revenues consist of sales-type lease revenues and finance income and operating lease revenues, both of which declined during the period. The decrease in sales-type lease revenues ($8.0 million, of which $2.0 million was attributable to the Company's Canadian leasing subsidiary sold in May 1994) was primarily due to the lower volume of equipment placed on sales-type leases during the six months ended July 31, 1995 as compared to the same period of the prior year. The decrease in finance income and operating lease revenues ($6.6 million) was principally due to the reduction ($112.8 million or 26.0%) in average leased assets of the Company for the six months ended July 31, 1995 as compared to the prior year period.

DIRECT SALES:

   A summary of the operating results from direct sales for the six months ended July 31, 1995 and 1994 is as follows:

                                                                                Restructured              Reported
                                                  Core Operations (1)          Operations (2)          Operations (2)
                                                  -------------------          --------------          --------------
                 (Dollars in Thousands)             1995       1994           1995       1994           1995       1994
                 ---------------------------      -------------------      -------------------       -------------------
                 Direct Sales                     $ 22,664   $ 17,607          -      $ 18,822       $ 22,664   $ 36,429
                 Cost of Direct Sales               19,506     15,207          -        16,182         19,506     31,389
                                                  -------------------      -------------------       -------------------
                 Gross Sales Margins              $  3,158   $  2,400          -      $  2,640       $  3,158   $  5,040
                                                  ===================      ===================       ===================
                 Percent of Sales                    14.0%      13.6%          -        14.0%          14.0%      13.8%

(1) Core operations include Leasing Services, Technology Services, and PC Rentals, which were identified in the strategic plan as those product lines that constitute the ongoing business of the Company.

(2) Restructured operations include the results of business units which are, for financial statement presentation purposes only, considered to be a part of reported operations. As discussed in Note 7 of Notes to Consolidated Financial Statements, the restructured operations were either sold or substantially liquidated during the year ended January 31, 1995.

   Core operations' direct sales for the six months ended July 31, 1995 increased approximately $5.0 million (28.7%) from the prior year's period. This increase resulted primarily from incremental sales of off-lease equipment to existing lease customers and the sale of certain leases in a single transaction. Gross core operations sales margin percentages remained comparable from period to period.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the six months ended July 31, 1995 and 1994 is as follows:

                 (In Thousands)                    1995                1994
                 -------------------------------------------------------------
                 Services Revenues          $        6,289      $        7,885
                 Cost of Services                    3,381               4,341
                                            --------------      --------------
                 Gross Margin               $        2,908      $        3,544
                                            ==============      ==============
                 Percent of Revenues                 46.2%              44.9.%

   For the six months ended July 31, 1995, technical services revenues decreased by 20.2% from the prior year's comparable period. The revenue decline reflects a decrease in the Company's technical services revenue base and lower per unit maintenance revenues resulting from decreases in the cost of new computers and peripherals.

   The gross margin percentage increase of 1.3% reflects increased labor efficiencies and lower parts costs incurred during the current period offset by margin erosion from competitive pricing pressures.

INTEREST EXPENSE:

   For the six months ended July 31, 1995, interest expense decreased by 11.5% from the prior year's period, primarily as a result of a $110.2 million (25.7%) reduction in the average amount of outstanding debt offset by an increase in the average rate of interest.

DEBT FINANCING FEES:

   Debt financing fees increased during the six months ended July 31, 1995 by $2.1 million (178.8%) primarily due to amortization of fees associated with the new senior secured credit facility discussed in Note 4 of Notes to Consolidated Financial Statements. Approximately $0.7 million of the fees accrued at July 31, 1995 can be recovered as described in Note 4.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

                                                                            Six months ended July 31
                                                                          ----------------------------
                                                                             1995                1994
                                                                             ----                ----
                 Selling, general, and administrative expense                $10.6              $15.4
                 Additions to allowance for doubtful accounts                  1.2                0.1
                 Capitalized initial direct costs                             (0.8)              (1.0)
                 Adjustment of prior year pension accrual                       -                (0.4)
                                                                           ----------         ----------
                    Reported selling, general, and administrative expense    $11.0              $14.1
                                                                           ==========         ==========

   Excluding the effects detailed above for changes in allowance for doubtful accounts, initial direct costs, and pension accrual adjustment, selling, general, and administrative expense decreased $4.8 million (31.2%) in the six months ended July 31, 1995 compared to the prior year's period. The decrease is due primarily to head count reductions and facilities consolidation instituted as part of the Company's strategic plan and the effect of the sale of the restructured businesses as discussed in Note 7 of Notes to Consolidated Financial Statements.

INCOME TAXES:

   As a result of the valuation reserve recorded in the quarter ended July 31, 1995, the effective income tax benefit rate for the six month period ended July 31, 1995 was 10%. Had the valuation reserve not been recorded in the current period, the effective income tax benefit rate for the six month period ended July 31, 1995 would have been 38%, which is comparable to the prior year period.

Exhibits:
Exhibit No.      Description of Exhibit
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

4.02     Form of Indemnification Agreement (Included as an exhibit to the Registrant's Registration Statement on Form S-1
         (No. 33-14486) and incorporated herein by reference.)

4.03     Stockholders' Agreement dated May 22, 1987, among the Registrant, Robert S. Kendall, Michael R. Kennedy, Thomas A. Cutter,
         Ronald M. Lipson, Jay J. Ross, Primus Capital Fund and National City Venture Corporation, as amended (Included as an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1991, and incorporated herein by reference.)

4.04(a)  Note Purchase Agreement dated as of July 2, 1991, between the Registrant and Olympus Private Placement Fund, L.P.
         (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended July 31,
         1991, and incorporated herein by reference.)

4.04(b)  Amendment dated April 29, 1994, to Note Purchase Agreement dated as of July 2, 1991, between the Registrant and Olympus
         Private Placement Fund, L.P. (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for
         the quarter ended April 30, 1994, and incorporated herein by reference.)

4.05(a)  Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease Funding Corporation and the Dai-Ichi
         Kangyo Bank Ltd., Chicago Branch, and specimen Nonrecourse Promissory Note of LDI Lease Funding Corporation (Included as
         an exhibit to the Registrant's Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.)

4.05(b)  First Amendment dated August 1, 1991, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease
         Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included as an exhibit to the Registrant's Annual
         Report on Form 10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.)

4.05(c)  Second Amendment dated November 15, 1991, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI
         Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included as an exhibit to the Registrant's
         Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.)

Exhibit No.   Description of Exhibit
-----------   ----------------------
4.05(d)  Third Amendment dated January 15, 1992, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI
         Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included as an exhibit to the Registrant's
         Annual Report on Form 10-K (No. 0-15994) for the year ended January 31, 1992, and incorporated herein by reference.)

4.05(e)  Fourth Amendment dated April 29, 1992, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI
         Lease Funding Corporation and the Dai-Ichi Kangyo Bank Ltd., Chicago Branch (Included as an exhibit to the Registrant's
         Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended April 30, 1992, and incorporated herein by reference.)

4.05(f)  Fifth Amendment dated October 1, 1992, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI
         Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch (Included as an exhibit to the Registrant's
         Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1992, and incorporated herein by reference.)

4.05(g)  Sixth Amendment dated July 15, 1993, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI Lease
         Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch (Included as an exhibit to the Registrant's
         Annual Report on Form 10-Q (No. 0-15994) for the quarter ended August 31, 1993, and incorporated herein by reference.)

4.05(h)  Seventh Amendment dated October 1, 1993, to Amended and Restated Credit Agreement dated November 16, 1990, between LDI
         Lease Funding Corporation and the Dai-Ichi Kangyo Bank Limited, Chicago Branch (Included as an exhibit to the Registrant's
         Annual Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1993, and incorporated herein by reference.)

4.06(a)  Lease Receivables Transfer Agreement dated as of October 7, 1994, among LDI Lease Receivables Funding Corp., CXC
         Incorporated and Citicorp North America, Inc.  (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q
         (No. 0-15994) for the quarter ended October 31, 1994, and incorporated herein by reference.)

4.06(b)  Lease Receivables Purchase and Contribution Agreement dated as of October 7, 1994, between LDI Lease Receivables Funding
         Corp. and the Registrant (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the
         quarter ended October 31, 1994, and incorporated herein by reference.)

4.07(a)  Third Amended and Restated Credit Agreement dated as of July 21, 1995, among the Registrant, certain Commercial Lending
         Institutions, and National City Bank and Society National Bank, as co-agents

4.07(b)  Second Amended and Restated Security Agreement dated as of July 21, 1995, between the Registrant and Society National
         Bank, as Collateral Agent

4.07(c)  Subordinated Second Amended and Restated Security Agreement dated as of July 21, 1995, between the Registrant and Society
         National Bank, as Collateral Agent

4.07(d)  Security Agreement dated as of July 21, 1995, between LDI Computer Rentals, Inc. and Society National Bank, as Collateral
         Agent

10.01    1995 Non-Employee Directors' Stock Option Plan (Included as an exhibit to the Registrant's Annual Report on Form 10-K
         (No. 0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

10.02    Amended and Restated Employee Stock Option Plan (Included as an exhibit to the Registrant's Annual Report on Form 10-K
         (No. 0-15994) for the year ended January 31, 1995, and incorporated herein by reference.)

Exhibit No.     Description of Exhibit
-----------     ----------------------
11.01            Computation of Earnings Per Share for the period ended July 31, 1995

27.01            Financial Data Schedules

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LDI CORPORATION
                                      ---------------

Date: September 14, 1995          By: /s/  Frank G. Skedel
                                      ------------------------------------------
                                      Frank G. Skedel, Executive Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary