Form 10-Q
period 1995-10-31
LDI CORP
filed 1995-12-15
CIK 814500

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1995
                                ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                        Commission File Number:  0-15994
                                                 -------

                                LDI CORPORATION
      -------------------------------------------------------------------
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

                 YES   X                                    NO
                     ----                                     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               6,763,957 shares of Common Stock, $.01 par value,
                            as of November 30, 1995

                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements

                       LDI CORPORATION AND SUBSIDIARIES

              STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                (Amounts in Thousands, Except Per Share Data)
=============================================================================

                                                                       1995                    1994
                                                              --------------------     --------------------
     REVENUES:
          Leasing.........................................      $        20,238         $        26,441
          Direct sales....................................                5,686                  18,583
          Technical services..............................                2,821                   3,929
          Equity in earnings of 50% owned affiliate.......                  212                     462
          Other...........................................                  571                     265
                                                              ------------------       -----------------
               Total......................................               29,528                  49,680
                                                              ------------------       -----------------
     COSTS AND EXPENSES:
          Leasing.........................................               12,640                  17,204
          Direct sales....................................                4,510                  15,891
          Technical services..............................                1,672                   2,171
          Interest........................................                5,668                   7,046
          Debt financing fees.............................                2,014                   1,089
          Selling, general, and administrative............                4,968                   5,944
                                                              ------------------       -----------------
               Total......................................               31,472                  49,345
                                                              ------------------       -----------------


     EARNINGS (LOSS) BEFORE INCOME TAXES..................              (1,944)                     335


     Income tax expense...................................                    -                     127
                                                              ------------------       -----------------
     NET EARNINGS (LOSS)..................................      $       (1,944)         $           208
                                                              ==================       =================
     NET EARNINGS (LOSS) PER PRIMARY SHARE................      $         (.29)         $           .03
                                                              ==================       =================
     Average shares outstanding...........................                6,764                   6,727
                                                              ==================       =================
NOTE:  Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.


See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                 (Amounts in Thousands, Except Per Share Data)
===============================================================================

                                                                     1995                    1994
                                                              -----------------        ---------------
     REVENUES:
     Leasing...............................................     $      57,403           $     78,233
          Direct sales.....................................            28,350                 55,012
          Technical services...............................             9,110                 11,814
          Equity in earnings of 50% owned affiliate........               748                    841
          Other............................................             1,718                    728
                                                              -----------------        ---------------
               Total.......................................            97,329                146,628
                                                              -----------------        ---------------

     COSTS AND EXPENSES:
          Leasing..........................................            32,658                 48,292
          Direct sales.....................................            24,016                 47,280
          Technical services...............................             5,053                  6,512
          Interest.........................................            18,802                 21,879
          Debt financing fees..............................             5,215                  2,237
          Selling, general, and administrative.............            16,019                 20,086
                                                              -----------------        ---------------
               Total.......................................           101,763                146,286
                                                              -----------------        ---------------


     EARNINGS (LOSS) FROM CONTINUING
        OPERATIONS BEFORE INCOME TAXES.....................            (4,434)                   342

     Income tax expense (benefit)..........................              (199)                   130
                                                              ----------------         ---------------
     EARNINGS (LOSS) FROM CONTINUING OPERATIONS............            (4,235)                   212

     Loss from discontinued operations, net of
          income tax benefit of $1,888.....................                 -                 (3,081)
                                                              ----------------         ---------------
     NET EARNINGS (LOSS)...................................     $      (4,235)          $     (2,869)
                                                              ================         ===============
     EARNINGS (LOSS) PER PRIMARY SHARE:
     Continuing operations.................................     $        (.63)          $       .03
     Discontinued operations...............................                 -                  (.46)
                                                             -----------------        ---------------
     NET EARNINGS (LOSS)...................................     $       (.63)           $      (.43)
                                                             =================        ===============
     Average shares outstanding............................             6,746                  6,727
                                                             =================        ===============

NOTE: Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.


See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               OCTOBER 31, 1995 (Unaudited) AND JANUARY 31, 1995
                             (Dollars in Thousands)
==============================================================================

                                                                                    October 31,           January 31,
                                                                                        1995                  1995
                                                                                ------------------       -----------------
     ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $          4,345      $         11,744
     Receivables - net of allowance for doubtful accounts  . . . . . .                17,204                23,244
     Inventory held for lease or sale  . . . . . . . . . . . . . . . .                13,409                10,933
     Leased assets:
       Capital leases  . . . . . . . . . . . . . . . . . . . . . . . .               241,785               311,478
       Operating leases - net of accumulated depreciation of $30,024
          and $22,120  . . . . . . . . . . . . . . . . . . . . . . . .                30,163                37,610
     Land, buildings, equipment and furniture - net of accumulated   .
       depreciation of $9,613 and $8,062 . . . . . . . . . . . . . . . .              11,442                12,715
     Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                16,637                19,185
                                                                            -----------------     -----------------
              Total  . . . . . . . . . . . . . . . . . . . . . . . . .      $        334,985      $        426,909
                                                                            =================     =================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES:
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $          5,886      $         13,008
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                 6,643                 5,553
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .                81,482               107,855
     Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . .                10,000                10,000
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                 3,721                 3,933
     Nonrecourse lease financing . . . . . . . . . . . . . . . . . . .               174,020               227,574
     Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                 5,826                 7,391
                                                                            -----------------     -----------------
              Total liabilities  . . . . . . . . . . . . . . . . . . .               287,578               375,314
                                                                            -----------------     -----------------

     SHAREHOLDERS' EQUITY:
     Common stock, par value of $.01 - 20,000,000 shares   . . . . . .
       authorized; 6,865,484 and 6,828,984 shares issued . . . . . . . .                  69                    68
     Additional paid-in capital  . . . . . . . . . . . . . . . . . . .                45,043                44,997
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                 3,555                 7,790
     Treasury shares at cost - 101,527 shares  . . . . . . . . . . . .                (1,260)               (1,260)
                                                                            -----------------     -----------------
              Total shareholders' equity . . . . . . . . . . . . . . .                47,407                51,595
                                                                            -----------------     -----------------
               Total   . . . . . . . . . . . . . . . . . . . . . . . .      $        334,985      $        426,909
                                                                            =================     =================

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

                        LDI CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                             (Dollars in Thousands)
==============================================================================

                                                                                   1995                1994
                                                                            ----------------      -------------
    CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net earnings (loss) from continuing operations  . . . . . . . .       $       (4,235)      $         212
      Adjustments to reconcile net earnings (loss) to net cash flow from operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .               13,630              15,633
        Deferred income taxes   . . . . . . . . . . . . . . . . . . .                 (199)             (2,152)
        Additions to capital leases   . . . . . . . . . . . . . . . .              (54,267)            (71,596)
        Principal portion of lease rentals received   . . . . . . . .              123,960             126,424
        Purchases of inventory for resale  . . . . . . . . . . . . . .              (9,703)            (45,975)
        Sales, transfers, and disposals of inventory and equipment   .              39,823             107,173
        Change in accounts receivable  . . . . . . . . . . . . . . . .               6,040               6,351
        Change in accounts payable   . . . . . . . . . . . . . . . . .              (7,122)             (2,487)
        Change in accrued expenses and other liabilities   . . . . . .                (452)             (7,570)
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,547                (820)
                                                                            ---------------      --------------
      Cash provided by continuing operations  . . . . . . . . . . . .              110,022             125,193
                                                                            ---------------      --------------
       Discontinued operations:
          Net loss from discontinued operations . . . . . . . . . . .                    -              (3,081)
          Change in assets and liabilities of discontinued operations                    -              14,117
                                                                            ---------------      --------------
       Cash provided by discontinued operations  . . . . . . . . . .                   -0-              11,036
                                                                            ---------------      --------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              110,022             136,229
                                                                            ---------------      --------------

    CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Purchases of equipment for lease  . . . . . . . . . . . . . . .              (37,197)            (59,520)
      Purchases of land, buildings, equipment and furniture   . . . .                 (308)             (2,000)
      Proceeds from sale of businesses, properties and other assets                      -               8,226
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .       ---------------      --------------
                                                                                   (37,505)            (53,294)
                                                                            ---------------      --------------
    CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Proceeds from nonrecourse lease financing   . . . . . . . . . .               51,549              90,479
      Payments on nonrecourse lease financing   . . . . . . . . . . .             (105,103)           (137,079)
      Net repayments of senior recourse debt facilities   . . . . . .              (26,373)            (42,887)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   11                 (92)
                                                                            ---------------      --------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (79,916)            (89,579)
                                                                            ---------------      --------------

    Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . .               (7,399)             (6,644)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . .               11,744               8,972
                                                                            ---------------      --------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . .       $        4,345      $        2,328
                                                                            ===============      ==============

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 (UNAUDITED) AND
                      FOR THE YEAR ENDED JANUARY 31, 1995
                             (Dollars in Thousands)
=============================================================================

                                                                                               Common
                                                            Additional                        stock in           Total
                                              Common          paid-in        Retained       treasury at      shareholders'
                                              stock           capital        earnings           cost             equity
                                         --------------    -------------    -----------     -----------      -------------
     BALANCE AT FEBRUARY 1, 1994 .        $         68      $    44,922      $   26,354      $   (1,260)    $        70,084

     Net loss  . . . . . . . . . .                                              (18,564)                            (18,564)

     Compensation expense under
        stock award plan   . . . .                                   75                                                  75
                                         -------------      -----------      -----------     -----------    --------------
     BALANCE AT JANUARY 31, 1995 .                  68           44,997           7,790          (1,260)             51,595

     Net loss  . . . . . . . . . .                                               (4,235)                             (4,235)

     Compensation expense under
        stock award plans . . .                      1               46                                                  47
                                         -------------      -----------      -----------    ------------    ---------------
     BALANCE AT OCTOBER 31, 1995 .        $         69         $ 45,043          $3,555        $ (1,260)          $  47,407
                                         =============      ===========      ===========    ============    ===============

See the accompanying notes to consolidated financial statements.

                        LDI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in Thousands, Except Where Indicated)
=============================================================================

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


2.       RECEIVABLES

                                                  October 31,          January 31,
                                                      1995                 1995
                                                 -------------      ---------------
Trade accounts  . . . . . . . . . . . .          $    12,638          $    19,351
Trade notes . . . . . . . . . . . . . .                5,151                7,688
Other . . . . . . . . . . . . . . . . .                2,150                2,209
Allowance for doubtful accounts . . . .               (2,735)              (6,004)
                                                 ------------         ------------
Net receivables . . . . . . . . . . . .          $    17,204          $    23,244
                                                 ============         ============
3.       ACCRUED AND OTHER LIABILITIES
                                                  October 31,          January 31,
                                                      1995                 1995
                                                 -------------      ---------------
Accrued liabilities consist of:

Compensation  . . . . . . . . . . . . .          $      1,422        $       2,189
Interest  . . . . . . . . . . . . . . .                   878                1,078
Debt financing fees. . . . . . . . . . .                2,555                    -
Sales tax . . . . . . . . . . . . . . .                   421                  354
Other . . . . . . . . . . . . . . . . .                 1,367                1,932
                                                --------------       --------------
Total . . . . . . . . . . . . . . . . .          $      6,643                5,553
                                                ==============       ==============

Other liabilities consist of:

Customer rental prepayments . . . . . .          $      2,662        $       3,668
Deferred revenues . . . . . . . . . . .                 2,007                1,724
Other . . . . . . . . . . . . . . . . .                 1,157                1,999
                                                 -------------      ---------------
Total . . . . . . . . . . . . . . . . .          $      5,826        $       7,391
                                                 =============      ===============
4.       NOTES PAYABLE
                                                  October 31,          January 31,
                                                      1995                 1995
                                                 -------------      ---------------
Revolving credit facilities . . . . . .          $     52,182        $      100,307
Term loans and notes  . . . . . . . . .                29,300                 7,548
                                                 -------------      ---------------
Total . . . . . . . . . . . . . . . . .          $     81,482        $      107,855
                                                 =============      ===============



   Effective July 21, 1995, the Company entered into a new revolving credit and term loan agreement with its senior lenders. The new facility, which refinanced all of the Company's then outstanding senior secured recourse debt, consists of a revolving credit commitment in the initial amount of $74.3 million and term loans in the amount of $29.3 million, all of which mature on January 31, 1997. The interest rate on the revolving credit borrowings is equal to the prime rate plus 1% and the interest rate on the term loans is equal to the prime rate minus 1%. The revolving credit commitment will reduce on a quarterly basis to a total commitment of not more than $47.3 million during the last three months of the commitment period. The facility is secured by substantially all of the Company's unencumbered assets.

     At October 31, 1995, $84.7 million was outstanding under this facility. Subsequent to October 31, 1995, $3.2 million of the revolving credit borrowings were financed on a nonrecourse basis. Accordingly, these amounts have been included in nonrecourse lease financing at October 31, 1995.

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

     Management believes that cash generated from operations, borrowings under the senior credit facility and financing from existing nonrecourse programs and other sources will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs. However, the substantial principal amortization and debt financing fee payments under the senior recourse debt agreement may require that additional liquidity be generated through other sources including, but not restricted to, the sale of various assets.

5.       NONRECOURSE LEASE FINANCING

                                                    October 31,          January 31,
                                                       1995                 1995
                                                  --------------        ---------------
Financial institutions  . . . . . . . . . . .        $  90,535              $ 119,365
Commercial paper  . . . . . . . . . . . . . .           83,485                108,209
                                                  --------------        ---------------
Total . . . . . . . . . . . . . . . . . . . .        $ 174,020              $ 227,574
                                                  ==============        ===============



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

   Under one of the programs, the Company sold lease receivables to a wholly owned special purpose corporation that issues commercial paper backed by an annually renewing five year letter of credit. At October 31, 1995, $13.8 million of commercial paper was outstanding under this program. Effective May 1, 1994, the letter of credit under this program was not extended, however, leases funded previously continue to amortize under the terms of the existing agreement.

        A second securitized program provides for the financing of lease receivables through an independent special purpose corporation which issues commercial paper. This program is backed by a surety bond. The program operates through a wholly owned subsidiary of the Company to which the Company sells lease receivables and transfers the related equipment. The subsidiary then transfers the receivables to the independent corporation to support the issuance of commercial paper, which is nonrecourse to the Company. At October 31, 1995, $69.7 million of commercial paper was outstanding under this program.

6.       SUBORDINATED NOTES

        The Company has $10.0 million of subordinated notes maturing in August 2000. The notes require annual repayments of $2.5 million beginning in August 1997. The notes are callable by the Company at a premium of 109 3/8 at October 31, 1995, which declines ratably to par in August 1999.

        The Company also issued a total of 1,574,803 warrants in conjunction with these notes. Each warrant is exercisable by the holder through August 15, 1998, for one share of the Company's common stock at $5.00 per share. The exercise price is subject to adjustment for stock dividends, splits and certain other issuances of common stock.

        Effective as of August 1, 1995, the Company and the holder of the notes amended the notes and the related note purchase agreement to increase the interest rate on the notes from 9.375 percent to 12.75 percent per annum, to change interest payment dates from semi-annual to quarterly and to delete the financial covenants (with which the Company was previously not in compliance).

7.       RESTRUCTURED OPERATIONS

        During the year ended January 31, 1995, the Company (1) sold substantially all the assets of its personal computer distribution and direct sales business; (2) completed the sale of the stock of the Company's Canadian leasing subsidiary; and (3) sold certain assets of its point-of-sale equipment businesses.

        The revenues and expenses of Restructured Operations are included in the results of Continuing Operations through the date of disposition.

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

        During the second quarter ended July 31, 1994, the Company recorded a loss from discontinued operations of $5.0 million ($3.1 million after tax). This loss, which was in addition to amounts accrued in the prior fiscal year, was related to incremental costs for the liquidation and closing of the Company's retail computer superstores and retail PC outlets.

9.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                      Nine Months Ended October 31
                                      ----------------------------
                                          1995           1994
                                         -------        -------
Cash paid for:
        Interest.......................  $19,001        $23,016
        Income taxes...................  $    13        $   293


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LDI CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       Nine Months Ended October 31, 1995

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

        The Company enters into interest rate swap and cap agreements to manage exposure to changes in interest rates for portions of its recourse and nonrecourse debt. The agreements generally involve the exchange of fixed or floating rate interest payments without the exchange of the underlying principal amounts. At October 31, 1995, the Company had a total of $265.5 million of recourse and nonrecourse interest-bearing obligations, of which $168.3 million were on a floating rate basis. Of the total floating rate financings, $77.7 million were converted to fixed rate financing through interest rate swap agreements and $14.0 million were subject to interest rate ceilings through interest rate cap agreements.

        During the nine months ended October 31, 1995, cash generated from operating activities was $110 million compared to $136 million for the period ended October 31, 1994. This $26 million decrease is attributable primarily to the following: decrease in cash inflows from the sale or disposal of inventory and off-lease equipment ($67 million); lower cash outflows for purchases of inventory for resale ($36 million); additions to capital leases ($17 million); and a reduction in cash inflows from changes in assets and liabilities of discontinued operations ($11 million). Cash used in investing activities was $38 million for the period ended October 31, 1995 compared to $53 million for the period ended October 31, 1994. This decrease of $15 million was due to a $22 million reduction in equipment purchased for lease offset by a decrease in proceeds from the sale of businesses, properties and other assets of $8 million. Cash used in financing activities was $80 million for the period ended October 31, 1995 as compared to $90 million for the period ended October 31, 1994. The decrease of $10 million was due to a lower net paydown of the senior recourse debt facilities of $17 million, partially offset by higher net payments for nonrecourse financing activity of $6 million.

        As discussed in Note 4 of Notes to Consolidated Financial Statements, effective July 21, 1995, the Company entered into a new revolving credit and term loan agreement with its senior lenders. The new facility, which refinanced all of the Company's then outstanding senior secured recourse debt, consists of a revolving credit commitment in the initial amount of $74.3 million and term loans in the amount of $29.3 million, all of which mature on January 31, 1997. The interest rate on the revolving credit borrowings is equal to the prime rate plus 1% and the interest rate on the term loans is equal to the prime rate minus 1%. The revolving credit commitment will reduce on a quarterly basis to a total commitment of not more than $47.3 million during the last three months of the commitment period. The facility is secured by substantially all of the Company's unencumbered assets.

        Management believes that cash generated from operations, borrowings under the senior credit facility and financing from existing nonrecourse programs and other sources will provide sufficient funds to meet the Company's reasonably foreseeable liquidity needs. However, the substantial principal amortization and debt financing fee payments under the senior recourse debt agreement may require that additional liquidity be generated through other sources including, but not restricted to, the sale of various assets.

        The Company does not have any material commitments for capital expenditures. The Company believes that inflation has not been a significant factor in its business.

                        LDI CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     Three Months Ended October 31, 1995 as
              Compared to the Three Months Ended October 31, 1994

================================================================================

LEASING:

         A summary of the operating results from leasing for the three months ended October 31, 1995 and 1994 is as follows:

(Dollars in Thousands)                         1995                 1994
------------------------------------------------------------------------
Leasing Revenues                     $       20,238     $         26,441
Cost of Leasing                              12,640               17,204
                                     --------------     ----------------
Gross Leasing Margin                 $        7,598     $          9,237
                                     ==============     ================
Percent of Revenue                            37.5%                34.9%

        A summary of new leasing activity, which is a measure of business volume, for the three months ended October 31, 1995, and 1994, is as follows:

                                                  COST OF LEASED EQUIPMENT
                                ------------------------------------------------------------
                                            1995                            1994
                                ---------------------------     ----------------------------
New Equipment Leases             $  12,566         81.5%          $ 26,779          88.5%
Re-Leased Equipment                  2,847         18.5%             3,469          11.5%
                                ----------    -----------        ----------    -----------
       TOTAL                     $  15,413        100.0%          $ 30,248         100.0%
                                ==========    ===========        ==========    ===========

Sales-Type Leases                $   7,601         49.3%          $ 11,472          37.9%
Direct Finance Leases                5,877         38.1%            17,212          56.9%
Operating Leases                     1,935         12.6%             1,564           5.2%
                                ----------    -----------        ----------    -----------
       TOTAL                     $  15,413        100.0%          $ 30,248         100.0%
                                ==========    ===========        ==========    ===========
                                                     NUMBER OF TRANSACTIONS
                                   -------------------------------------------------------
                                               1995                         1994
                                   ------------------------       ------------------------
New Equipment Leases                   137            85.6%           282          89.5%
Re-Leased Equipment                     23            14.4%            33          10.5%
                                   ---------      ---------       --------      ---------
       TOTAL                           160           100.0%           315         100.0%
                                   =========      =========       ========      =========

Sales-Type Leases                       99            61.9%           181          57.4%
Direct Finance Leases                   42            26.2%            90          28.6%
Operating Leases                        19            11.9%            44          14.0%
                                   ---------      ---------       --------      ---------
       TOTAL                           160           100.0%           315         100.0%
                                   =========      =========       ========      =========


       For the three months ended October 31, 1995, aggregate leasing revenues declined $6.2 million (23.5%) from the same period in the prior year. Leasing revenues consist of sales-type lease revenues, finance income and operating lease revenues, all of which declined during the period. The decrease in sales-type lease revenues ($3.8 million) was primarily the result of the lower volume of equipment placed on sales- type leases during the three months ended October 31, 1995 as compared to the same period of the prior year. The decrease in finance income and operating lease revenues ($2.4 million) was principally due to the reduction ($117.1 million or 29.3%) in average leased assets of the Company for the three months ended October 31, 1995 as compared to the prior year period.

       Gross leasing margin percentage increased from 34.9% for the three months ended October 31, 1994 to 37.5% for the most recent three month period. This margin increase is due to finance income and operating lease rentals constituting a higher proportion of leasing revenues in the current quarter as compared to the prior year.

There are lower leasing costs directly related to finance and operating lease rental income. Consequently, when these revenues account for a larger portion of the overall revenue mix, costs of leasing as a percentage of total revenue tend to decrease, resulting in a corresponding favorable increase in the realized gross leasing margin percentage.

DIRECT SALES:

   A summary of the operating results from direct sales for the three months ended October 31, 1995 and 1994 is as follows:

(Dollars In Thousands)          1995                1994
-------------------------------------------------------------
Direct Sales               $        5,686      $       18,583
Cost of Direct Sales                4,510              15,891
                           --------------      --------------
Gross Sales Margin         $        1,176      $        2,692
                           ==============      ==============
Percent of Sales                    20.7%               14.5%

   Direct sales for the three months ended October 31, 1995 decreased approximately $13.0 million (69.4%) from the prior year's period. This decrease resulted largely from a $7.5 million single transaction recorded during the prior year quarter. Excluding the lower gross sales margin associated with this prior year transaction, the current year gross sales margin percentage is comparable to prior periods.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the three months ended October 31, 1995 and 1994 is as follows:

(Dollars In Thousands)          1995                1994
-------------------------------------------------------------
Services Revenues          $        2,821      $        3,929
Cost of Services                    1,672               2,171
                           --------------      --------------
Gross Margin               $        1,149      $        1,758
                           ==============      ==============
Percent of Revenues                 40.7%               44.7%


   For the three months ended October 31, 1995, technical services revenues decreased by 28.2% from the prior year's third quarter. The revenue decline reflects a decrease in the Company's technical services contract base and lower per unit maintenance revenues as the cost of new computers and peripherals has declined.

   The gross margin percentage decreased 4.0% reflecting overall higher cost relationships in proportion to the volume of technical services performed. Competitive market conditions also continue to pressure pricing decisions and have resulted in some erosion of gross sales margins.

INTEREST EXPENSE:

   For the three months ended October 31, 1995, interest expense decreased by 19.6% from the prior year's quarter, primarily as a result of a $96 million (25.6%) reduction in the average amount of outstanding debt offset by an increase in the average rate of interest.

DEBT FINANCING FEES:

   Debt financing fees increased during the quarter ended October 31, 1995 by $0.9 million (85.0%) primarily due to fees associated with the senior secured credit facility discussed in Note 4 of Notes to Consolidated Financial Statements. Approximately $1.4 million of the fees accrued at October 31, 1995 can be recovered as described in Note 4.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:

                                                  Three months ended October 31
                                                  -----------------------------
(Dollars in Thousands)                                        1995      1994
-------------------------------------------------------------------------------
Selling, general, and administrative expense                 $5,036    $6,544
Addition to allowance for doubtful accounts                     432       200
Capitalized initial direct costs                               (500)     (800)
                                                             ------    ------
   Reported selling, general, and administrative expense     $4,968    $5,944
                                                             ======    ======


       Excluding the effects detailed above for changes in allowance for doubtful accounts and initial direct costs, selling, general, and administrative expense decreased $1.5 million (23.0%) in the quarter ended October 31, 1995 compared to the prior year's third quarter. The decrease is due primarily to head count reductions and facilities consolidation instituted as part of the Company's strategic plan.

INCOME TAXES:

       As of January 31, 1995, the Company had investment tax credits for income tax purposes of $2.9 million and tax loss carryforwards for income tax purposes of $86.7 million. During the quarter ended October 31, 1995 the Company recorded a valuation reserve of $0.8 million against the deferred tax asset. The reserve relates to the portion of the tax credit carryforwards that management does not believe will be utilized prior to expiration. The decision to record this valuation reserve was based in part on revised income projections. Before recording this reserve, the effective tax benefit rate for the quarter ended October 31, 1995 was 38%, which was comparable to the prior year period.

                        LDI CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     Nine Months Ended October 31, 1995 as
               Compared to the Nine Months Ended October 31, 1994
================================================================================

LEASING:

         A summary of the operating results from leasing for the nine months ended October 31, 1995 and 1994 is as follows:

(Dollars in Thousands)                      1995                1994
------------------------------------------------------------------------
Leasing Revenues                     $       57,403     $         78,233
Cost of Leasing                              32,658               48,292
                                     --------------     ----------------
Gross Leasing Margin                 $       24,745     $         29,941
                                     ==============     ================
Percent of Revenue                            43.1%                38.3%

   A summary of new leasing activity, which is a measure of business volume, for the nine months ended October 31, 1995, and 1994, is as follows:

                                               Cost of Leased Equipment
                                 --------------------------------------------------
                                           1995                          1994
                                 ----------------------      ----------------------
New Equipment Leases             $  37,197        91.0%      $ 60,605        85.2%
Re-Leased Equipment                  3,673         9.0%        10,529        14.8%
                                 ---------     --------      --------     --------
       TOTAL                     $  40,870       100.0%      $ 71,134       100.0%
                                 =========     ========      ========     ========
Sales-Type Leases                $  17,132        41.9%      $ 26,954        37.9%
Direct Finance Leases               17,758        43.5%        37,474        52.7%
Operating Leases                     5,980        14.6%         6,706         9.4%
                                 ---------     --------      --------     --------
       TOTAL                     $  40,870       100.0%      $ 71,134       100.0%
                                 =========     ========      ========     ========

                                               Number of Transactions
                                 --------------------------------------------------
                                           1995                          1994
                                 ----------------------      ----------------------
New Equipment Leases                   443        83.9%           760        83.4%
Re-Leased Equipment                     85        16.1%           151        16.6%
                                 ---------     --------      --------     --------
       TOTAL                           528       100.0%           911       100.0%
                                 =========     ========      ========     ========

Sales-Type Leases                      349        66.1%           565        62.0%
Direct Finance Leases                  125        23.7%           252        27.7%
Operating Leases                        54        10.2%            94        10.3%
                                 ---------     --------      --------     --------
       TOTAL                           528       100.0%           911       100.0%
                                 =========     ========      ========     ========


        For declined $20.8 million (26.6%) from the same period in the prior year. Leasing revenues consist of sales-type lease revenues, finance income and operating lease revenues, all of which declined during the period. The decrease in sales-type lease revenues ($11.8 million) was primarily due to the lower volume of equipment placed on sales-type leases during the nine months ended October 31, 1995 as compared to the same period of the prior year. The decrease in finance income and operating lease revenues ($9.0 million) was principally due to the reduction ($112.8 million or 26.8%) in average leased assets of the Company for the nine months ended October 31, 1995 as compared to the prior year period.

       Gross leasing margin percentage increased from 38.3% for the nine months ended October 31, 1994 to 43.1% for the current year comparable period. This margin increase is due to finance income and operating lease rentals constituting a higher proportion of leasing revenues for the nine months ended October 31, 1995 compared to the prior year corresponding period. There are lower leasing costs directly related to finance and operating lease rental income. Consequently, when these revenues account for a larger portion of the overall revenue mix, costs of leasing as a percentage of total revenue tend to decrease, resulting in a corresponding favorable increase in the realized gross leasing margin percentage.

DIRECT SALES:

   A summary of the operating results from direct sales for the nine months ended October 31, 1995 and 1994 is as follows:

                                             Restructured              Reported
                Core Operations (1)          Operations (2)            Operations
                -------------------          --------------            ----------

(Dollars in Thousands)             1995       1994          1995       1994           1995       1994
--------------------------       -------------------       -------------------      -------------------
Direct Sales                      $28,350    $36,190          -      $ 18,822       $ 28,350   $ 55,012
Cost of Direct Sales               24,016     31,098          -        16,182         24,016     47,280
                                 -------------------       -------------------      -------------------
Gross Sales Margins              $  4,334   $  5,092          -      $  2,640       $  4,334   $  7,732
                                 ===================       ===================      ===================
Percent of Sales                    15.3%      14.1%                    14.0%          15.3%      14.1%

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

   Core operations' direct sales for the nine months ended October 31, 1995 decreased approximately $8.0 million (21.7%) from the prior year's period. This decrease resulted primarily from a $7.5 million single transaction recorded in the quarter ended October 31, 1994. Gross core operations sales margin percentages remained comparable from period to period.

TECHNICAL SERVICES:

   A summary of the operating results from technical services for the nine months ended October 31, 1995 and 1994 is as follows:

(Dollars In Thousands)            1995                1994
-------------------------------------------------------------
Services Revenues          $        9,110      $       11,814
Cost of Services                    5,053               6,512
                           --------------      --------------
Gross Margin               $        4,057      $        5,302
                           ==============      ==============
Percent of Revenues                 44.5%              44.9.%

   For the nine months ended October 31, 1995, technical services revenues decreased by 22.9% from the prior year's comparable period. The revenue decline reflects a decrease in the Company's technical services contract base and lower per unit maintenance revenues resulting from decreases in the cost of new computers and peripherals.

   The gross margin percentages are comparable from period to period.

INTEREST EXPENSE:

   For the nine months ended October 31, 1995, interest expense decreased by 14.1% from the prior year's period, primarily as a result of a $107.3 million (26.0%) reduction in the average amount of outstanding debt offset by an increase in the average rate of interest.

DEBT FINANCING FEES:

   Debt financing fees increased during the nine months ended October 31, 1995 by $3.0 million (133.1%), primarily due to fees associated with the senior secured credit facility discussed in Note 4 of Notes to Consolidated Financial Statements. Approximately $1.4 million of the fees accrued at October 31, 1995 can be recovered as described in Note 4.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE:


                                                                Nine months ended October 31
                                                                ----------------------------
(Dollars in Thousands)                                             1995             1994
--------------------------------------------------------------------------------------------
Selling, general, and administrative expense                       $15,612         $22,008
Additions to allowance for doubtful accounts                         1,662             290
Capitalized initial direct costs                                    (1,255)         (1,800)
Adjustment of prior year pension accrual                               -              (412)
                                                                  ----------      ----------
     Reported selling, general, and administrative expense         $16,019         $20,086
                                                                  ==========      ==========


   Excluding the effects detailed above for changes in allowance for doubtful accounts, initial direct costs, and pension accrual adjustment, selling, general, and administrative expense decreased $6.4 million (29.1%) in the nine months ended October 31, 1995 compared to the prior year's period.
The decrease is due primarily to head count reductions and facilities consolidation instituted as part of the Company's strategic plan and the effect of the sale of the restructured businesses as discussed in Note 7 of Notes to Consolidated Financial Statements.

INCOME TAXES:

   As a result of the $1.7 million valuation reserve recorded in the second and third quarters, the effective income tax benefit rate for the nine month period ended October 31, 1995 was 5.8%. Had the valuation reserve not been recorded in the current period, the effective income tax benefit rate for the nine month period ended October 31, 1995 would have been 38%, which is comparable to the prior year period.

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

3.02                By-laws, as amended (Included as an exhibit to the Registrant's Quarterly Report on Form 10-
                    Q (No. 0-15994) for the quarter ended October 31, 1994, and incorporated herein by reference.)

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

4.04(c)             Amended and Restated Amendment dated October 18, 1995 to Note Purchase Agreement dated as of
                    July 2, 1991, between the Registrant and Olympus Private Placement Fund, L.P.

4.05(a)             Lease Receivables Transfer Agreement dated as of October 7, 1994, among LDI Lease
                    Receivables Funding Corp., CXC Incorporated and Citicorp North America, Inc.  (Included as
                    an exhibit to the Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31, 1994, and incorporated herein by reference.)

4.05(b)             Lease Receivables Purchase and Contribution Agreement dated as of October 7, 1994, between
                    LDI Lease Receivables Funding Corp. and the Registrant (Included as an exhibit to the
                    Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended October 31,
                    1994, and incorporated herein by reference.)

4.06(a)             Third Amended and Restated Credit Agreement dated as of July 21, 1995, among the Registrant, certain Commercial Lending Institutions, and National City Bank and Society National Bank,
                    as co-agents (Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q (No.
                    0-15994) for the quarter ended July 31, 1995, and incorporated herein by reference.)

Exhibit No.         Description of Exhibit
-----------         ----------------------
4.06(b)             Second Amended and Restated Security Agreement dated as of July 21, 1995, between the
                    Registrant and Society National Bank, as Collateral Agent (Included as an exhibit to the
                    Registrant's Quarterly Report on Form 10-Q (No. 0-15994) for the quarter ended July 31,
                    1995, and incorporated herein by reference.)

4.06(c)             Subordinated Second Amended and Restated Security Agreement dated as of July 21, 1995, between the Registrant and Society National Bank, as Collateral Agent (Included as an
                    exhibit to the Registrant's Quarterly Report Form on 10-Q (No. 0-15994) for the quarter ended July 31, 1995, and incorporated herein by reference.)

4.06(d)             Security Agreement dated as of July 21, 1995, between LDI Computer Rentals, Inc. and Society
                    National Bank, as Collateral Agent (Included as an exhibit to the Registrant's Quarterly
                    Report Form 10-Q (No. 0-15994) for the quarter ended July 31, 1995, and incorporated herein by reference.)

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

11.01               Computation of Earnings Per Share for the period ended October 31, 1995

27.01               Financial Data Schedules

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LDI CORPORATION
                                               ---------------

Date: December 14, 1995     By:   /s/  Mont C. Hollingsworth
                                  ---------------------------------------------
                                  Mont C. Hollingsworth, Senior Vice President,
                                  Controller and chief accounting officer